Form 10KSB
period 2005-12-31
VIPER POWERSPORTS INC
filed 2006-03-31
CIK 1337213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of the Securities Exchange
Act of 1934 for the Year Ended December 31, 2005.

☐ TRANSITION PURSUANT TO SECTION 13 or 15(d) of the Securities Exchange
Act of 1934 for the transition period from ______ to ______.

VIPER POWERSPORTS INC.
(Name of Small Business Issuer in its charter)

Nevada	41-1200215
(State or other jurisdiction of Incorporation or organization)	(IRS Employer ID Number)

5733 International Parkway, New Hope, Minnesota	55428
(Address of principal executive offices)	(Zip Code)

(763) 732-0778
(Issuer’s Telephone Number)

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act:

Common Stock, $0.001 par value (Title of class.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒

State issuer’s revenue for its most recent fiscal year: $1,171

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of a specified date within the past 60 days. $15,784,000 as of March 27, 2006.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 9,993,042 Common Shares as of March 27, 2006.

Transitional Small Business Disclosure Format (check one): YES  ☐ NO ☒

PART I

Item 1.   Description of Business

BUSINESS DEVELOPMENT

        Viper Powersports Inc. is the successor to ECCO Capital Corporation (“ECCO”), which was incorporated in Nevada in 1980 under a former name. Prior to 2001, ECCO was actively engaged for years in the business of leasing used automobiles to individuals with subprime credit ratings. Because of its inability to achieve profitability, ECCO ceased all active operations in 2001. ECCO remained inactive until its stock exchange acquisition of Viper Motorcycle Company in early 2005, incident to which it changed its name to Viper Powersports Inc. on March 11, 2005.

        Effective March 31, 2005, Viper Powersports Inc. acquired all of the outstanding capital stock of Viper Motorcycle Company, a Minnesota corporation, resulting in Viper Motorcycle Company becoming a wholly-owned subsidiary of Viper Powersports Inc. For accounting and operational purposes, the acquisition was a recapitalization conducted as a reverse acquisition of Viper Powersports Inc. under the purchase method of accounting. Viper Motorcycle Company was regarded as the acquirer. Accordingly, our financial statements reflecting this reverse acquisition have been prepared to give retroactive effect to the incorporation of Viper Motorcycle Company on November 18, 2002 and represent the operations of Viper Motorcycle Company since its inception. Consistent with reverse acquisition accounting, all of the assets, liabilities and accumulated deficit of Viper Motorcycle Company are retained on our financial statements as the accounting acquirer. Since Viper Powersports Inc. had no assets or liabilities upon the effectiveness of the reverse acquisition, its book value has been stated at zero on our recapitalized balance sheet.

        The stock exchange for the reverse acquisition was effected on a one-for-one basis, resulting in the stockholders of Viper Motorcycle Company exchanging all of their capital stock for a like amount of capital stock of Viper Powersports Inc. Viper Powersports Inc. issued 8,378,324 shares of common stock and 783,000 shares of preferred stock to shareholders of Viper Motorcycle Company, valued at a total of $7,579,800 based on the book value of Viper Motorcycle Company on the date of acquisition. This resulted in the former shareholders of Viper Motorcycle Company acquiring approximately 94% of the resulting combined entity. The principals of Viper Powersports Inc. (formerly ECCO Capital Corporation) prior to the acquisition were Nathan Neff and John Provo. In addition, all holders of stock options and warrants for the purchase of common stock of Viper Motorcycle Company exchanged their options and warrants into similar options and warrants to purchase common stock of Viper Powersports Inc.

        Viper Performance Inc. is also a wholly-owned subsidiary of Viper Powersports Inc. Viper Performance Inc. was incorporated in Minnesota in March 2005 for the purpose of receiving and holding engine development technology and assets acquired by Viper Powersports Inc. effective March 31, 2005.

        As used herein, the terms “we”, “us”, “our”, and “the Company” refer to Viper Powersports Inc. and its two wholly-owned subsidiaries, unless the context indicates otherwise.

        Since our inception in late 2002, we have been in the business of designing, developing and commencing commercial marketing and production of premium custom V-Twin motorcycles popularly known as “cruisers.” Our motorcycles will be distributed and sold under our Viper brand through a nationwide network of independent motorcycle dealers. Marketing of our motorcycles is targeted toward the upscale market niche of motorcycle enthusiasts who prefer luxury products and are willing to pay a higher price for enhanced performance, innovative styling and a distinctive brand. We believe there is a consistently strong demand for upscale or luxury motorcycle products like our American-styled classic Viper cruisers and our premium V-Twin engines. For example, the prestigious upscale Robb Report magazine publishes a Robb Report Motorcycling magazine bi-monthly, which is targeted exclusively to luxury motorcycle products.

        In 2004 we produced and sold to our initial dealers a preliminary run of our initial cruiser model powered by a non-proprietary engine, consisting of 25 motorcycles which generated revenues of approximately $600,000. We then discontinued any further production operations in order to concentrate on acquiring proprietary motorcycle engine technology so that we could have our own engines to power all Viper motorcycles, as well as to complete certain other material enhancements to our initial cruiser. We completed the development and extensive testing of our proprietary V-Twin engines by October 2005, and we have been very satisfied with their performance while powering our cruisers during all kinds of street and highway running conditions.

        During the first nine months of 2005, we also completed all other planned enhancements and component modifications to our primary Viper cruiser, the “Diablo.” We believe that our Viper Diablo now satisfies all styling, performance and quality standards or criteria that we resolved to be met before being commercially introduced in our marketplace. We are currently in the process of outsourcing and/or ordering components, parts and raw materials for commercial production and sales of Viper cruisers by the summer of 2006.

2005 Reorganization

        Viper Motorcycle Company filed a registration statement with the Securities and Exchange Commission in June 2004 to register an initial public offering (IPO) of 1,800,000 common shares and 1,800,000 warrants to be offered as pairs at expected prices of $5.00 per share and $.10 per warrant. This IPO registration was withdrawn in January 2005 after the underwriter informed us that it could not be completed due to prevailing stock market conditions. Because of the inability to effect this IPO funding, we undertook and completed a major reorganization during early 2005 which included the above-described reverse merger recapitalization along with the conversion of most of our debt into our capital stock. We believed that we could not survive as an ongoing entity and obtain any further material financing unless we could eliminate most of our outstanding debt.

        Our debt conversions in this reorganization took place in January-February 2005, and they were all made on the basis of $2.50 per share of capital stock of Viper Motorcycle Company. Debt conversions included accounts payable, accrued liabilities and loans. We satisfied total liabilities of $4,770,879 including $2,813,379 being converted into 1,125,354 common shares and $1,957,500 being converted into 783,000 preferred shares.

Purchase of Engine Development Technology

        Our proprietary engine development technology was purchased effective March 31, 2005. These strategic assets were acquired from Thor Performance Inc., (“Thor”) a Minnesota corporation in exchange for 2,996,575 shares of common stock of Viper Powersports Inc. issued to Thor. Related parties of our company own a substantial majority of Thor. See “Certain Relationships and Related Transactions.”

        Motorcycle technology acquired by us in this strategic asset purchase includes designs and prototypes for three V-Twin engines and other motorcycle engines, related motorcycle component development, and a commitment to complete engine development still in progress which was completed by June 2005. Our proprietary engine development technology was designed and developed over the past 6-7 years by Melling Consultancy Design (MCD), a leading engine design and development firm based in England.

Corporate Data

        The address of the Company in suburban Minneapolis is 5733 International Parkway, New Hope, MN 55428; its phone number is (763) 732-0778; and its website address is www.viperpowersports.com.

BUSINESS OF COMPANY

        We develop and produce proprietary motorcycle products targeted toward consumers who purchase upscale luxury products. Any material revenues we generate initially will be from sale of our Diablo cruisers. Additional anticipated sources of revenues include a second model of a Viper cruiser scheduled for commercial introduction in late 2006, aftermarket sales of our proprietary V-Twin engines, and sales of ancillary Viper motorcycle products including aftermarket custom parts and accessories and Viper branded apparel and other merchandise.

Our revenue stream will be primarily affected by customer demand for our Viper motorcycles, our ability to timely provide Viper products in response to dealer orders, recruitment and retention of effective Viper dealers who actively promote and sell our products, and our dealers’ acceptance of our floor plan financing facility. We currently hold orders from our dealers for approximately 100 Viper cruisers, although these orders are cancelable anytime by dealers.

Our Market

        Motorcycles are generally characterized in their industry by weight, primarily based on engine displacement size. Our cruisers fall within the heavyweight motorcycle category which includes models with engine displacements of at least 651cc (cubic centimeters). There are generally four types of heavyweight motorcycles:

  standard, which emphasize simplicity and low cost;

  performance, which emphasize handling and speed;

  touring, which emphasize rider comfort and long distance travel; and

  cruisers, which are designed to facilitate customization by owners.

        According to publicly available information contained in annual reports of our competitors, we believe that annual sales of heavyweight motorcycles in the U.S. have increased from under 100,000 in 1992 to over 500,000 in 2005. Furthermore, we believe that U.S. sales of heavyweight motorcycles have increased materially each and every year of this 1992-2005 period. We also believe that premium motorcycles have become popular and well-accepted luxury recreational motorsports products.

        Our Viper motorcycles are offered and compete in the upscale segment of the heavyweight custom V-Twin cruiser market dominated by Harley-Davidson. We believe that potential customers in this upscale market seek motorcycle models having a product and lifestyle appeal associated with the classic American V-Twin cruiser tradition. Our targeted customer base has expanded for many years due to the growing popularity of motorcycling along with the aging of the population bulge from the post-World War II baby boom years. Many males of the baby boom generation now are in their peak income earning years, making them good prospects for luxury goods. We believe that premium motorcycles have become well-accepted and popular luxury recreational motorsports products. In its recent annual report, Harley-Davidson stated that the typical consumer of their heavyweight motorcycles is a married man in his mid-forties having an income of approximately $81,000.

Our Motorcycles

         Viper Diablo

        The Viper Diablo is our primary cruiser, which we believe has been designed and developed with many styling and performance features and components distinguishing it from cruisers of our competitors. Our development efforts have focused substantially on providing enough signature styling and component features for the Diablo to compare favorably to other premium cruisers.

Premium components and distinctive features of the Diablo include:

  a powerful, billet-cut proprietary V-Twin engine;

  our unique right-side drivetrain providing maximum rider balance;

  premium HID headlights and LED display functions;

  a 6-speed transmission;

  adjustable rear end air suspension system and front-end Marzocchi forks;

  a proprietary handlebar vibration dampening system; and

  wide high-quality Metzeler tires and premium billet wheels.

The outward appearance of the Diablo includes distinctive styling features such as:

  substantial use of billet-cut components including the V-Twin engine, primary drive, controls and wheels;

  a low, streamlined look;

  oil storage in the frame, enabling a sleeker and more naked appearance due to absence of an under-seat oil tank;

  a unique swingarm design; and

  rear light and LED turn signals built into the fender.

Basic specifications of the Diablo cruiser are as follows:

Wheelbase length and rake:	68 inches, 34º

Weight:	570 pounds

Seat height:	21-25 inches, adjustable

Engine type:	45º V-Twin, air-cooled

Engine displacement:	Choice of 115, 128 and 152 cubic inches

Fuel distribution:	Mikuni carburetion or direct injection (DI)

Frame:	1 1/2" tubular steel

Transmission/drivetrain:	6-speed, Viper right-side drive

Final drive:	Belt

Rear-end suspension:	Adjustable air-ride

Front-end suspension:	Marzocchi inverted cartridge forks

Tires:	Metzeler – 130mm front and 240mm rear

Brakes:	4-piston caliper both front and rear

Power rating ranges:	105-150 bhp and 110-170 ft.lbs. torque depending upon the displacement engine model

         Viper Diamondback

        The Viper Diamondback is a distinct model from our Diablo cruiser primarily due to its different styling features. It is longer and lower than the Diablo, providing it with a somewhat chopper-style look compared to the Diablo. Most of the unique features and premium components used in the Diablo are also included in our Diamondback model. Suggested retail prices of our Diamondback line are expected to be approximately 10% more than Diablo cruisers with the same size V-Twin engine.

Viper Proprietary Engines

        The proprietary engine technology acquired by us in early 2005 affords us the opportunity to offer multiple displacements of engine size. We have completed extensive testing for our three initial V-Twin models of 115 cubic inches, 128 cubic inches and 152 cubic inches. Both our Diablo and Diamondback cruiser lines will offer consumers the opportunity to choose from any one of these three engines to power the motorcycle they purchase. We believe that having our own proprietary engines will distinguish us clearly and favorably from other upscale custom V-Twin competitors.

        Our proprietary V-Twin engines feature an all-billet aluminum construction including cases, heads, cylinders, rocker boxes and covers, and oil pump components. Regardless of their varying rated power, our V-Twins will utilize the same crankshaft and stroke dimensions, with only the size of the cylinder bore creating the different displacements.

MCD Production Contract

        In December 2005, we entered into a written commercial production contract with Melling Consultancy Design (MCD) of Rochdale, England to outsource the manufacture of engine kits for us sufficient to satisfy our planned motorcycle production for 2006. These engine kits, to be produced in England by MCD and shipped to us, will contain all material components for our V-Twin engines. During the first seven months of 2006, MCD will produce a total of 120 engine kits. MCD has commenced production under this contract, and we expect to receive the initial shipment of engine kits in March 2006. We have purchased $41,000 of tooling and manufacturing equipment in England which is being used by MCD incident to this contract. We will retain ownership of this capital equipment upon completion of the contract. We also have paid MCD an equipment set-up charge of $2,200.

        Over the seven-month period of this contract, we will pay MCD approximately $28,700 monthly including compensation for six MCD employees, leasing the necessary CNC and other equipment and related software needed for billet production of our engine components, and cutting engine gears. We also will pay MCD a final software expense payment of approximately $6,000 in the last contract month. In addition, we will pay MCD approximately $1,230 per engine kit for the raw material aluminum billet costs. Accordingly, our estimated cost of each engine kit will be approximately $2,960, or $355,000 for all 120 of them. These costs are approximated because the MCD contract payments are expressed in English currency, and actual payments may vary somewhat due to prevailing currency translations from month to month.

Sales and Marketing

        We will sell our motorcycles directly to our authorized Viper dealers. Our dealer network will include well-established, independent full-service dealers offering more than one motorcycle brand. We currently have 17 Viper dealers located primarily in Southern and Midwestern states, all of which are experienced in selling and servicing premium heavyweight V-Twin motorcycles. We will continue to recruit additional qualified Viper dealers to attain our goal of having a nationwide distribution network. Our near-term marketing focus will emphasize dealer recruitment in regions of the country where we lack dealer representation.

        Our dealers must maintain full-service departments capable of providing quality V-Twin engine and drivetrain maintenance and repair. They also must be able to perform custom upgrade work on cruisers. Viper dealers enter into a written dealer agreement with us granting them a designated, non-exclusive location to sell Viper motorcycle products. Dealers have the exclusive right to use and display our Viper brand in their respective locations in connection with the sale of our products. They must be responsible for warranty services and general repair and maintenance services, maintain adequate working capital, and conduct material efforts toward promoting and selling Viper products. Dealer agreements are for a one-year term, and expire automatically unless renewed by us and consented to by the dealer.

        We will conduct substantial ongoing marketing activities to support our dealer network and promote Viper products and brands to our customer base and to the general public. Our marketing and promotional efforts will include advertising in selected trade publications and motorcycle magazines, production and publication of sales brochures, technical product documentation, and providing service and operational manuals for dealers and their customers. We also will participate in direct mail promotions to prospective customers, attend leading motorcycle trade shows and conventions including the annual Cincinnati V-Twin Expo for cruiser motorcycle dealers, and appear at popular motorcycle rallies including the Sturgis rally, Daytona Bike Week, Myrtle Beach rally and Biktoberfest. We also intend to institute material public relations efforts directed toward obtaining publication of articles on our company and its products in industry magazines and in newspapers and other publications available to the general public.

Dealer Floor Plan Financing

        We have a written agreement with GE Commercial Distribution Finance Corporation (CDF) to provide floor plan financing to Viper dealers. Under this facility, we submit an invoice to CDF describing motorcycles we ship to a dealer if the dealer requests CDF floor plan financing. Provided CDF accepts the transaction, CDF will pay us 96.7% to 100% of the amount invoiced within 15 days of CDF’s receipt of the invoice. We expect that most of our Viper dealers will purchase products from us financed by this CDF floor plan facility. Each Viper dealer must qualify independently with CDF to access this financing, and CDF is only obligated to finance products it has approved on a transactional basis. Ten of our dealers have qualified with CDF for this financing, and we expect virtually all of our dealers to qualify during 2006.

        CDF’s obligation to finance dealer purchases of Viper products is also subject to:

  our delivery of products to the dealer within 30 days of CDF’s acceptance;

  receipt of a transaction number from CDF; and

  receipt by CDF of the invoice from us within 10 days of product delivery to the Viper dealer.

        If for any reason CDF deems it necessary to repossess Viper products from a Viper dealer, we must repurchase them from CDF at the greater of the dealer unpaid balance or our original invoice price, regardless of the condition of the merchandise, and we also must pay any repossession expenses incurred by CDF. Our CDF floor plan financing facility may be terminated anytime by CDF or by us upon 30 days written notice to CDF.

Design and Development

        We are committed to a substantial ongoing design and development program to:

  introduce new Viper motorcycle models on an annual basis;

  improve and enhance existing Viper models;

  develop as many parts and components as possible for in-house production toward our goal of reducing production costs and controlling quality; and

  develop and produce or outsource production of ancillary Viper components and accessories for sale in the large custom cruiser aftermarket.

        We believe our established design and development systems, our professional and motivated personnel, and other development equipment and capabilities will enable us to timely design and develop new Viper products as needed to satisfy the changing needs and tastes of the custom cruiser market. Our design and development operations are conducted primarily through our in-house development and engineering department located in our suburban Minneapolis facility. Since our November 2002 inception through December 31, 2005 we spent approximately $2.8 Million on product research, design and development including capital purchases of equipment.

Manufacturing and Suppliers

        Our manufacturing operations consist of in-house production of certain components and parts, assembly and polishing components, and conducting quality control of in-process and finished motorcycles. Motorcycle body and electrical components are outsourced for production to our specifications to various experienced manufacturers of motorcycle components, including framework, fenders, gas tanks and electrical harnesses and wiring. Other key components are purchased off-the-shelf from various independent manufacturers and distributors mostly located in the United States, including brake and suspension systems, handlebars, transmissions and clutches, drive belts, ignition starters, seats, tires and wheels, panel indicators, lights and batteries. Components manufactured by us in-house from billet aluminum raw materials include swingarms, footpegs, controls and many small parts. Painting of our motorcycles is outsourced to two local painting companies skilled in custom motorcycle painting.

        We have designed our quality control procedures and standards to include inspection of incoming components and adherence to specific work-in-process standards during motorcycle assembly. Periodic quality control inspections will be conducted at various stages of our assembly operations. Finished motorcycles will be subjected to performance testing under running conditions and to final quality inspection, including starting and operating each motorcycle by a dedicated test foreman.

        Except for our written contract with MCD to produce proprietary engines for us during 2006, we do not have, nor do we intend to enter into, any written agreements to obtain motorcycle components or parts. Other than these engines and our in-house production, we acquire our components and parts through individual purchase orders submitted to our vendors and manufacturers with lead times as needed to satisfy our ongoing production. Although we have identified, and in some cases contacted, alternative suitable sources for obtaining components not produced in-house, the loss of one or more of our major suppliers or manufacturers could cause material delays in our production operations and result in material harm to our business and financial condition.

Warranty Policy

        We will provide a standard limited warranty for Viper products primarily covering parts and labor to repair or replace defective motorcycle components. Our warranty will cover unlimited mileage during an effective one-year term. Under our Viper dealer agreements, our dealers will conduct repairs on Viper products under warranty, for which we will reimburse dealers. Warranty repairs and replacements will be provided at no cost to the consumer.

Competition

        The heavyweight motorcycle market is highly competitive, and most of our competitors have substantially greater financial, personnel, development, marketing and other resources than us, which puts us at a competitive disadvantage. Our major competitors have substantially larger sales volumes than we expect to ever realize and in most cases have greater business diversification. Our main competitor is Harley-Davidson, which for years has dominated the custom cruiser segment of the motorcycle marketplace. Other major competitors include Polaris with its Victory motorcycle brand, BMW, Honda, Suzuki, Yamaha, Kawasaki, Moto Guzzi, Ducati and Triumph. Direct competition in the upscale cruiser market includes Big Dog, American IronHorse, Bourget’s Bike Works and others. We also compete with many small companies and sole proprietors who produce custom cruisers on a one-off basis using unbranded components. Due to the steady growth of cruiser-style motorcycles in recent years, we expect to encounter additional new competitors from time to time.

        We believe that the principal competitive factors in our industry are styling, performance, quality, product pricing, durability, consumer preferences, marketing and distribution, brand awareness and the availability of support services. We cannot assure anyone that we will be able to compete successfully against current or future competitors or that the competitive pressures faced by us will not materially harm our operations, business and financial condition.

Intellectual Property

        We hold a registered trademark for our Viper logo, and we have registered for trademark protection for the use of the term Viper in connection with motorcycles and motorcycle products. Although we have not been challenged by any party regarding our use of Viper as a brand name, there is no assurance that we will receive trademark protection from the U.S. Patent and Trademark Office. If we cannot obtain an official registration of the Viper trademark, however, we believe we hold the right to continue using the Viper name and brand as it is now used by us for motorcycle products. We are aware of other users of the marks Viper and Diablo for various products, and there is no assurance one or more of these other users will not challenge our use.

        We regard our development technology and proprietary know-how and assets as being very valuable to us, but we have no patent protection to date. We have filed certain patents relating to our V-Twin engines and certain other Viper motorcycle components with the U.S. Patent and Trademark Office. We do not expect to obtain any significant patent protection, however, and we intend to rely primarily upon a combination of trade secrets and confidentiality agreements to protect our intellectual property.

        There is no assurance that any measures taken by us to protect our intellectual property will be sufficient or that such property will provide us with any competitive advantage. Competitors may be able to copy valuable features of our products or to obtain information we regard as a trade secret. We are currently not aware of any claims of infringement against us regarding our products or intellectual property rights.

Government Regulation

        Motorcycles sold in the United States, European Union countries, Canada and other countries are subject to established environmental emissions regulations and safety standards. Viper motorcycles must be certified by the Environmental Protection Agency (EPA) for compliance with applicable emissions and noise standards and by the California Air Resources Board (CARB) with respect to California’s more stringent emissions regulations. Motorcycles sold in California also are subject to certain tailpipe and evaporative emission requirements unique to California.

        Motorcycles sold in the United States are also subject to the National Traffic and Motor Vehicle Safety Act and its rules promulgated and enforced by the National Highway Traffic Safety Administration (NHTSA). This safety act prohibits sale of any new motorcycle failing to conform to NHTSA safety standards, and also provides for remedying safety defects through product recalls. We are also required to recall motorcycles voluntarily if we determine a safety defect exists regarding Viper motorcycles. If the NHTSA or we determine a defect exists requiring a recall, the costs to us of such an event could be very substantial.

        We are in the process of submitting our Viper cruisers and their V-Twin engines to the applicable governmental agencies to satisfy their certification requirements and standards. We expect to incur material ongoing costs to comply with motorcycle safety and emissions requirements. As new laws and regulations are adopted, we will assess their effects on current and future Viper motorcycle products. We expect to spend about $60,000 in 2006 for such compliance.

Employees

        We currently employ 16 persons including our management, development, marketing and administrative personnel, all of whom are employed fulltime. We expect to hire 3-4 assembly personnel in the middle of 2006 when we expect to commence commercial production of Viper cruisers. Other than these additional assembly personnel, we do not anticipate needing any additional personnel during the next twelve months. None of our employees belongs to a labor union, and we consider our relationship to our employees to be good.

Item 2.   Description of Property

        The Company currently does not own any real estate. All development, production, marketing and administrative operations of the Company are conducted from its suburban Minneapolis leased facilities of 13,365 square feet. For these facilities, the Company pays monthly rental of $6,106 plus common area maintenance under a lease expiring in June 2006.

        The Company owns considerable development and production equipment, computer and office equipment, and business vehicles, all of which have cost it approximately $490,000 since its inception in November 2002.

Current Relocation to Big Lake

        On February 3, 2006, we entered into a Lease Agreement with Big Lake Partners LLC (the “Lessor”) to lease our future permanent production, marketing and administrative facilities consisting of 36,000 square feet. These lease spaces are contained in a modern manufacturing/office building in Big Lake, Minnesota about 30 miles northwest of Minneapolis, and the initial lease term is for five years. We expect to complete our move to this new facility by the end of April 2006.

        We must pay monthly rental for the leased premises in the amount of base minimum rent of $15,898.58 plus monthly additional rental to pay for our pro rata share of utilities, real estate taxes, insurance, janitorial services, common area maintenance, and other costs which we estimate will total approximately $9,400 monthly during 2006. We also have an option to renew the lease for a five-year term provided we agree to lease payments “equal to market rents as determined by Lessor.”

Item 3.   Legal Proceedings

        The Company is not a party to any material or administrative lawsuit, action or other legal proceeding, and the Company is not aware of any such threatened legal proceeding. Moreover, none of the property of the Company is subject to any pending or threatened legal proceeding. No director, officer, affiliate or shareholder of the Company is a party to any pending or threatened legal proceeding adverse to the Company, nor do any of these persons hold any material interest adverse to the Company.

Item 4.   Submission of Matters to a Vote of Security Holders.

        No matters were submitted to a vote of security holders of the registrant during the fourth quarter of the past fiscal year ended December 31, 2005.

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.

Market Information

        The Company’s common stock is traded in the over-the-counter (OTC) market and quoted in the Pink Sheets quotation system under the symbol “VPWS.” Prior to the March 31, 2005 recapitalization between Viper Powersports Inc. and Viper Motorcycle Company, there had been no material trading of the common stock of the Company since 2001. Since that recapitalization, the range of high and low bid prices of the Company’s common stock, as reported by Pink Sheets quotation system, are as follows. These quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.

Period	High Price(Bid)	Low Price(Bid)
April – June 30, 2005	$7.50	$5.00
July 1 – September 30, 2005	$6.75	$5.00
October 1 – December 31, 2005	$5.75	$3.00
January 1 – March 28, 2006	$5.25	$2.50

Shareholders

        As of March 28, 2006, there were 393 shareholders of record holding common stock of the Company.

Dividends

        The Company has never declared or paid any cash dividends on its common stock, and does not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

        The Company has no established equity compensation plans for the issuance of common stock as payment for employees, consultants or other parties. The Company has utilized its common stock for equity compensation from time to time on a transactional basis. In the future, the Company most likely will establish some type of an equity compensation plan to provide incentive to current or future employees and others material to the Company’s business.

        There were no issuer repurchases by the registrant during the fiscal year ended December 31, 2005.

Equity Securities Sold by the Registrant

        Following are all equity security transactions during the fiscal year ended December 31, 2005 involving sales not registered under the Securities Act:

        From February 2005 through May 2005, the Company conducted a private placement of its common stock to a limited number of accredited investors and sold a total of 305,212 shares of its common stock at $2.50 per share for total proceeds of $763,030. Based on the manner of sale and representations of investors, the Company believes that this issuance was a private placement not involving any public offering within the meaning of Section 4(2) of the Securities Act of 1933, as amended, and was thus exempt from registration requirements of the Securities Act of 1933. All investors in this placement were accredited investors.

        From July 2005 through August 2005 the Company conducted a private placement of its common stock to a limited number of accredited investors and sold a total of 1,000,038 shares at $3.90 per share for gross proceeds of $3,900,149. These shares were offered by Bathgate Capital Partners, LLC acting as Placement Agent, which received a total of $513,124 from the offering for brokerage commissions and other expenses of the offering. Based on the manner of sale and representations of the investors, the Company believes that this issuance was a private placement not involving any public offering within the meaning of Section 4(2) of the Securities Act of 1933, as amended, and was thus exempt from registration requirements of the Securities Act of 1933. All investors in this placement were accredited investors.

        In Jan-Mar, 2005, the Company issued stock options to its twenty-one employees/consultants for incentive purposes in the aggregate of options to purchase 767,000 shares of its common stock over a five-year term at an exercise price of $2.50 per share. The Company believes this transaction was exempt from registration under Rule 701 of the Securities Act.

        In March 2005 the Company issued warrants to two accredited investors for the total purchase of 250,000 common shares of the Company, including a warrant to David W. Palmlund III for 100,000 shares exercisable at $2.50 per share for a five-year term, and granted to Mr. Palmlund for financial services relating to an unsecured line of credit provided to the Company, and another warrant to US Euro Consulting for 150,000 shares exercisable at $6.00 per share for a three-year term, and granted to US Euro Consulting for venture capital consulting services provided to the Company.

        In March 2005 the Company issued 2,996,575 shares of its common stock to Thor Performance Inc., a Minnesota corporation, to purchase motorcycle engine technology and prototypes and related assets, with these shares valued at $2.50 per share or a total purchase price of $7,491,437. Thor Performance Inc. is an accredited investor.

        In August 2005 the Company issued warrants to Bathgate Capital Partners LLC for the purchase of 100,004 shares of common stock of the Company over a five-year term at $3.90 per share as required by the Placement Agent Agreement governing the private placement offered by Bathgate for the Company. Bathgate is a licensed NASD dealer, and an accredited investor.

        In August 2005 the Company also issued 134,920 shares of its common stock in consideration for obtaining its SEDA financing facility from Cornell Capital Partners with 133,333 of these shares issued to Cornell Capital Partners and 1,587 shares issued to Monitor Capital Inc., the Placement Agent for this SEDA facility. This issuance of shares was valued at $750,000 by the Company. Incident to the SEDA commitment from Cornell Capital Partners, the Company also issued warrants to Cornell Capital Partners to purchase 1,750,000 shares of common stock of the Company exercisable at $4.60 per share over a three-year term. Cornell and Monitor are both accredited investors.

        In January 2006, the Company terminated this SEDA facility with Cornell Capital and also canceled all of the 133,333 shares and 1,750,000 warrants which had been issued to Cornell Capital.

        Based on the manner of issuance of all the foregoing issuances for services, goods, and financial assistance or payables, they were transactions as private placements and not in the nature of a public offering, and the Company believes they were exempt from registration under the Securities Act of 1933, as amended, pursuant to either Section 4(2) or Rule 701 thereof. All of the persons receiving securities of the Company in the foregoing non-cash transactions received legended certificates for such securities which clearly stated the securities could not be resold, transferred or otherwise disposed of unless registered under applicable securities laws or exempt from registration under a satisfactory securities exemption.

Securities Issued For Outstanding Liabilities in Early 2005 Reorganization

        From January-March, 2005, the Company completed a major financial reorganization through a debt conversion plan offered to all creditors of the Company, based on $2.50 per share of common stock of the Company in satisfaction of any outstanding liability of each creditor. The Company succeeded in satisfying a total of $4,770,879 through this debt conversion plan, including conversion of loans and notes, accounts payable and accrued liabilities and other debts. Creditors converting into common stock and preferred stock were accredited investors except for seven persons. All non-accredited investors were suppliers of materials and services used in the development and production of motorcycles in 2004, and they had complete access to the Company and its business plan incident to their supplying goods and services to the Company. This conversion plan resulted in outstanding debt in the amount of $2,813,379 being converted into 1,125,354 shares of common stock of the Company and $1,957,500 being converted into 783,000 shares of preferred stock of the Company. Based on the manner of this conversion plan and the representations of creditors accepting conversion of their debt, the Company believes these debt conversions were private placements not involving any public offering within the meaning of Section 4(2) of the Securities Act of 1933, as amended, and were thus exempt from registration requirements of such Securities Act. All creditors receiving securities of the Company incident to this debt conversion plan received legended certificates for such securities which clearly stated that the securities could not be resold, transferred or otherwise disposed of unless registered under applicable securities laws or exempt from registration under a satisfactory securities exemption.

Item 6.   Management’s Discussion and Analysis and Plan of Operation.

Forward-Looking Statements

        This Annual Report on Form 10-KSB contains “forward-looking statements” within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. Forward-looking statements sometimes include the words “may,” “will,”“estimate,” “intend,” “continue,” “expect,” “anticipate” or other similar words. Statements expressing expectations regarding our future and projections we make relating to products, sales, revenues and earnings are typical of such statements.

        All forward-looking statements are subject to the risks and uncertainties inherent in attempting to predict the future. Our actual results may differ materially from those projected, stated or implied in our forward-looking statements as a result of many factors, including, but not limited to, our overall industry environment, customer and dealer acceptance of our products, effectiveness of our dealer network, failure to develop or commercialize new products, delay in the introduction of products, regulatory certification matters, production and/or quality control problems, warranty and/or product liability matters, competitive pressures, inability to raise sufficient working capital, general economic conditions and our financial condition.

        Our forward-looking statements speak only as of the date they are made by us. We undertake no obligation to update or revise any such statements to reflect new circumstances or unanticipated events as they occur, and you are urged to review and consider all disclosures we make in this and other reports that discuss risk factors germane to our business.

        The following discussion should be read in conjunction with our consolidated audited financial statements and related notes included in this registration statement. These financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP).

Results of Operations for the Fiscal Year Ended December 31, 2005 Compared to the Fiscal Year Ended December 31, 2004.

        Revenues and Gross Profit.   Revenues during fiscal year 2005 were $1,171 consisting of minimal sales of motorcycle parts, compared to revenues of $591,760 for fiscal year 2004 consisting of sales of Viper motorcycles without our proprietary engine. The decrease of sales in 2005 was due to our discontinuing offering motorcycles in late 2004 until we are able to offer commercial motorcycles having a proprietary engine.

        Cost of revenues for fiscal year 2004 were $473,847, resulting in a gross profit of $117,913 (20%). Any comparison to fiscal year 2005 would be meaningless.

        Research and Development Expenses.   Research and development decreased by $239,204 to $978,501 during fiscal year 2005 from $1,217,705 during fiscal year 2004. This decrease was due primarily to the reduction of product development employees in 2005.

        Selling, General and Administrative Expenses.   Selling, general and administrative expenses decreased by $532,995 to $4,010,872 during fiscal year 2005 from $4,543,867 during fiscal year 2004. This decrease was due primarily to reductions in personnel in 2005.

        Loss from Operations.   Operational losses were $4,989,542 for fiscal year 2005 compared to $5,643,659 for fiscal year 2004. This loss decrease of $654,117 during 2005 compared to 2004 was due primarily to personnel reductions related to our discontinuance of motorcycle production in late 2004.

        Interest Expense.   Interest expense increased by $30,440 to $163,589 for fiscal year 2005 from $133,149 for fiscal year 2004. This increase was due primarily to higher interest rates for our 2005 debt.

Plan of Operation

        Our long-term business strategy or goal is to become a leading developer and supplier of premium V-Twin heavyweight motorcycles, V-Twin engines, and ancillary motorcycle aftermarket products. In implementing this strategy, we intend to execute the following matters for the next twelve months:

        Commercialize the Diablo and Diamondback – Our primary focus during 2006 will be to establish permanent production operations for our motorcycle products to be manufactured by us on a commercial scale. We have obtained the necessary working capital and inventory financing for this purpose. We also are completing a production assembly line including shelving, railings and individual station equipment necessary for efficient factory production operations. We also have obtained all vendors, suppliers or subcontract third parties needed for obtaining components, parts and raw materials for our motorcycles and having them painted after assembly, and we will continue to identify and obtain alternate sources for material components.

        Continue Design and Development – We will complete development and testing of our higher priced model in our Diablo line, the Diablo PC, in the first half of 2006 in order for it to be produced commercially by the third quarter of 2006. We also will commence design and development for one or more additional Viper models to be available for shipment to our dealers in 2007.

        Expansion of Distribution Network – We will continue to identify and recruit qualified independent motorcycle dealers to become Viper dealers until we achieve our goal of having a nationwide network of Viper dealers. We will only select full-service dealers which we determine possess a successful V-Twin motorcycle sales history, a solid financial condition, a good reputation in the industry, and a definite desire to sell and promote Viper products. We also intend to recruit and retain one or more Canadian motorcycle dealers to sell our products. Moreover, in 2006 we intend to commence initial efforts to enter overseas foreign markets including identifying effective overseas motorcycle distributors and attracting them to our products and Viper brand.

        Expansion of Sales and Marketing Activities – We will continue and expand upon our marketing activities which are primarily focused toward supporting our dealer network and building Viper brand awareness. We will participate in leading consumer and dealer trade shows, rallies and other motorcycle events. We will attend at least eight major trade shows or rallies during 2006. We also will engage in ongoing advertising and promotional activities to develop and enhance the visibility of our Viper brand image.

        Market and Sell Ancillary Viper Products – In 2006, we intend to commence marketing and sales of a variety of ancillary products under our Viper brand, particularly in the large custom cruiser aftermarket. We expect our primary aftermarket sales will be our line of powerful Viper V-Twin engines, and by 2007 we anticipate obtaining substantial revenues from Viper engine sales in this active aftermarket. We also intend to develop and offer for sale certain billet parts and components to be manufactured by us in-house. We also will outsource production of ancillary Viper items from third-party suppliers including various motorcycle parts and accessories, collectibles, and other Viper branded merchandise. For example, we have recently obtained a source to provide us with a line of Viper branded apparel. Our ancillary Viper products will be sold through multiple marketing channels including Viper dealers, independent aftermarket catalogs and our website.

        We anticipate spending approximately the following amounts in the next twelve months to support our operating expenses regardless of the number of motorcycles we sell or the revenues we receive:

Sales and marketing expenses including dealer support and recruitment	$1,200,000
Research and development activities	$650,000
General and administrative expenses including management compensation of $240,000	$750,000
Rent or mortgage payments and fixed overhead expenses	$400,000
Obtaining governmental regulatory certifications	$60,000
Purchase of capital equipment (1)	$75,000

(1)

Represents the 10% down payment needed for the purchase of $750,000 of CNC machines needed for in-house V-Twin engine production. The balance will be paid in monthly installments over a five-year period.

        Due to our 2005 private placement, we anticipate having sufficient cash to support our operating expenses until we commence commercial deliveries of Viper motorcycles in the summer of 2006. Thereafter we will need additional working capital, which there is no assurance will be available as needed.

Planned Relocation to New Facility

        We intend to move all of our business and operations to a new facility in Big Lake, Minnesota by April 2006. This new facility, which will be leased by us, is much larger and more adaptable to our projected manufacturing operations than our current facility. In particular, the new facility contains ample space and electrical power for the large CNC machines we will need in order to satisfy our planned in-house production of many Viper motorcycle components from high-grade aluminum billet raw materials. The large capacity of our planned new headquarters also will provide us with plenty of expansion room to satisfy our projected growth in all Viper operations for the foreseeable future. See “Description of Property.”

Engine Production

        We are outsourcing the production of our major engine components to Melling Consultancy Design (MCD) to satisfy our planned 2006 production needs. Since MCD was the designer and developer of our proprietary engines, we are particularly comfortable having our initial commercial engine components being manufactured by MCD. See “Description of Business-MCD Production Contract.”

        We intend to commence in-house V-Twin engine production at the Big Lake facility by January 2007, after which we do not anticipate outsourcing the production of any major engine components to an outside source. After moving to Big Lake, we intend to acquire and install the necessary CNC equipment and related software for future production of our V-Twin engine components.

Liquidity and Capital Resources

        Since our inception, we have financed our development, capital expenditures and working capital needs through the issuance of our capital stock or through loans from our principal shareholders. Financing through issuance of our common or preferred stock has included private placements for cash, common stock issued for employee compensation and consulting services, common stock issued to satisfy accounts payable, and common and preferred stock issued to convert outstanding loans and other liabilities into capital stock of our company. We have raised a total of approximately $6.1 Million through the sale of our common stock in private placements, and at least $3.5 Million in loans from our management or principal shareholders.

        We have also relied on satisfying substantial employee compensation, consulting fees, product development, marketing and administrative expenses directly through issuance of our common stock. From inception through the end of 2004, we paid a total of approximately $2.4 Million for such expenses with our common stock.

        As of December 31, 2005, we had cash resources of $690,351, total liabilities of approximately $481,000 and a working capital position of approximately $550,000.

2005 Private Placement

        In late August 2005, the Company completed a private placement of 1,000,038 shares of its common stock at a purchase price of $3.90 per share. This placement was commenced in June 2005, and was offered on the basis of a minimum of $3.9 Million and a maximum of $7.5 Million. Bathgate Capital Partners LLC of Denver, Colorado was the Placement Agent for this private offering, and we received net proceeds of $3,387,024 after payment of commissions and other offering expenses. We offered our shares in this placement only to accredited investors, and 32 accredited investors participated in the placement.

        The Placement Agent received 10% commissions and a 3% non-accountable expense allowance relating to all shares sold in the placement, and in addition received a warrant to purchase 100,004 shares of our common stock exercisable (including a “cashless” exercise provision) at $3.90 per share during a five-year term. The Placement Agent also was granted a preferential right of first refusal to purchase for its account, or to sell for our account, any of our securities for which we seek a private or public offering to raise capital in the four-month period after completion of the placement.

        Investors in this placement were granted registration rights which require us to prepare and file with the SEC within 90 days of the closing of the placement a registration covering the resale of their shares. Although we currently do not have such a registration on file with the SEC, none of the investors have yet objected to our delay.

Termination of SEDA Financing Agreement

        In August 2005, the Company entered into a Standby Equity Distribution Agreement (SEDA) with Cornell Capital Partners, LP of Jersey City, New Jersey. Under the terms of this SEDA financing facility, Cornell committed to purchase up to $15 Million of common stock of the Company over a period of 24 months. We paid Cornell a commitment fee for this SEDA by issuance to Cornell of 133,333 shares of our common stock and also granted Cornell a three-year warrant to purchase 1,750,000 of our common shares at $4.60 per share.

        Due to our belief that the SEDA is invalid, in January 2006 we terminated the SEDA between us and Cornell. Incident to the termination, we also canceled all commitment fee shares and warrants which had been issued to Cornell. There is no assurance that Cornell will not pursue a claim for damages against us incident to our termination of the SEDA, and we are unable to predict the future outcome of such a claim if pursued by Cornell.

Production Inventory Financing

        In October 2005, we entered into a Secured Inventory Financing Agreement with David Palmlund, one of our principal shareholders, as the Lender. This agreement, as amended in March 2006, provides us with production inventory financing up to $1,250,000, which has enabled us to order and pay for substantial purchases of components and supplies for our upcoming commercial production operations. We have utilized $850,000 of this inventory financing to date.

        Under this agreement, the Lender is secured with a first position against all Viper motorcycle parts and components and finished goods inventory. To obtain this inventory financing, we will pay the Lender monthly interest of 2% of the average monthly outstanding amount owed by us. Under this agreement, we have established a special bank account for all funds borrowed from the Lender, which account must be used only to pay vendors providing motorcycle components for commercial production. If this agreement is still effective when we commence commercial shipments to dealers, we must deposit 80% of payments we receive for our motorcycles into the special bank account.

        The initial term of the financing agreement was for three months, with a three-month extension providing the Lender had consented, but through amendment, it has been extended to expire the earliest of August 31, 2006 or upon our obtaining financing through a registered public offering. In January 2006, the Lender consented to the three-month extension.

Future Liquidity

        Based on our current cash position along with our production inventory financing facility, we believe we will be able to fund our ongoing operations until early summer of 2006. To provide working capital thereafter, we intend to obtain additional financing through shareholder loans and/or sales of our equity securities to private or public investors. Although we believe such additional financing will be available to us as needed, there is no assurance we will raise any such additional funds on terms acceptable to us, or at all, or that any future financing transactions will not be dilutive to our stockholders.

        If we are unable to raise additional funds, we will be required to curtail significantly, or may even cease, our ongoing and planned operations. Our future liquidity and capital requirements will be influenced materially by various factors including the extent and duration of our future operating losses, the level and timing of future sales and expenses, market acceptance of our motorcycle products, regulatory and market developments in our industry, and general economic conditions.

        The report of our independent registered accounting firm for our audited financial statements included in this registration states that there is substantial doubt about the ability of our business to continue as a going concern. Accordingly, our ability to continue our business as a going concern is in question.

Critical Accounting Policies

        The preparation of our financial statements requires us to make estimates and judgments affecting our reported amounts of assets, liabilities, revenues and expenses, and related disclosures. On an ongoing basis, we will evaluate these estimates and judgments, which are based on historical experience, observance of industry trends, information from dealers and motorcycle enthusiasts, and certain assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

        Our management believes the following accounting policies affect its more significant judgments and estimates used in the preparation of our financial statements.

        Revenue Recognition – Our sales since inception have all been to dealers. We recognize revenue for sales to dealers when the following has occurred:

•	motorcycle products are delivered, which is upon shipment;

•	title to products passes to the dealer, also upon shipment;

•	collection is reasonably assured; and

•	the sales price is fixed or determinable.

        We also account for expenses of shipping costs, rebates and sales incentive costs when our products are shipped, resulting in our revenue recognition being net of such expenses.

        We provide a floorplan financing program to our dealers through a written agreement with a leading finance company which requires us to repurchase any products repossessed from our dealers by the finance company, including any costs related to the repossession. Regarding revenue recognition for dealers who take advantage of our dealer floorplan facility, we have established a reserve allowance for the estimated liability related to such repossessions based on 10% of sales. We will review this repurchase allowance on a quarterly basis, and to the extent current experience differs materially with previous allowance estimates, we will make appropriate adjustments. At December 31, 2004 and December 31, 2005, we were contingently liable for a maximum repurchase amount of $9,838 and $0, respectively. No dealers have defaulted under our floorplan arrangement.

        Our dealer agreement provides the dealer has no right of return unless the return is authorized by us.

        Product Warranties – We account for estimated warranty costs at the time of product shipments based on our best estimate using historical data and trends, and we have established a warranty liability reserve account for our estimated warranty costs. We will make subsequent adjustments to our warranty estimates as actual claims become known or the amounts are determinable. Our warranty obligation is affected by various factors such as product failure rates, service costs incurred to correct product failures and defects, and any recalls of our motorcycles. Current estimates of warranty costs could differ materially from what will actually transpire in the future.

        Valuation and Control of Inventory – Our inventory is valued at the lower of cost, determined on a first-in, first-out basis (FIFO), or market. We analyze the cost and market value of inventory items on a quarterly basis in order to maintain and update our inventory valuation reserve for obsolete, discontinued or excess inventory. Our inventory reserve will be based on historical experience and current product demand, and will be increased as necessary to reflect any slow moving, discontinued or obsolete inventory. We do not believe our inventories will be subject to rapid obsolescence.

        Inventories of motorcycle components and raw materials represent a large percentage of our tangible assets, and we expect this percentage to increase substantially in the future. We have established an enclosed and secure “cage” area in our facility for storage and recording of our component and raw material inventories immediately upon their delivery to us. We also employ an inventory control manager dedicated to and responsible for safeguarding, monitoring and recording our inventory assets. All incoming and outgoing items to and from our cage area are recorded upon their movement in or out of the cage. Our inventory control system was in place during our preliminary production run in 2004, and we experienced no material loss of inventories at the time. Incident to our anticipated move to a larger plant in the spring of 2006, we intend to promptly establish a secure cage area and inventory control system there in order to handle and account for our inventories in an effective manner.

        Stock-Based Compensation – We expense stock-based compensation issued to our employees, contractors, consultants or others providing goods and services to us. The fair value of our securities issued for goods or services are expensed over the period in which we receive the related goods or services. Equity instruments which have been issued by us for goods and services have been for common shares or common stock purchase warrants. These securities are fully vested, non-forfeitable, and fully paid or exercisable at the date of grant. Regarding our option and warrant grants, their fair values have been determined by us using the Black-Scholes model of valuation.

        For the purpose of determining issuances of our common stock for goods and services and the exercise prices of our options or warrants, we have based the value of our common stock primarily on the offering price used in our most recent private placement to the grant date of such securities. Offering prices with respect to our private placements have been based on various factors including arms’-length negotiations with unaffiliated representatives of private investors or independent placement agents and our valuation beliefs based on the development of our company and motorcycle products at the respective times of the private placements.

        Due to our limited operating history and lack of significant or ongoing revenues and our substantial non-cash assets, we believe that using conventional valuation methodologies to determine the fair market value of our common stock, such as those methodologies based on revenue or assets, would result in an inappropriate value not representative of values determined by our Board of Directors. For the same reasons, our Board of Directors has not retained any independent valuation specialist to determine the fair market value of our common stock.

        Impairment – Soon after the end of each fiscal year and each interim quarter, we will conduct a thorough impairment evaluation of our engine development technology and any other material intangible assets. If the results of any such impairment analysis indicates our recorded values for any such assets have declined a material amount, we will adjust our recorded valuations on a discounted cash flow basis to reflect any such decline in value in all our financial statements. Each impairment test will be based on a comparison of the carrying amount of an asset to future net undiscounted cash flows.

Off-Balance Sheet Arrangements

        Other than the guarantee of our floor plan financing which has been described above, we have no off-balance sheet arrangements. See “Certain Relationships and Related Transactions.”

Recent Accounting Pronouncements

        In December 2004, the FASB issued SFAS No. 123(R) (Share Based Payment) which establishes accounting standards for transactions in which an entity issues equity securities for goods or services. SFAS No. 123(R) replaces the former requirements of SFAS No. 123 and eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25. SFAS No. 123(R) requires all share-based payments, including stock options, to be reflected at fair value on the date of grant and to be expensed over the applicable vesting period. We have adopted the provisions of SFAS No. 123(R) which will be reflected in all of our future financial statements.

        We have considered other recent accounting pronouncements of which we are aware, and we believe their adoption has not had, and will not have, any material impact on our financial position or results of operations.

Risk Factors

        Our business and any related investment in our common stock or other securities involves many significant risks. Any person evaluating our company and its business should carefully consider the following risks and uncertainties in addition to other information in this registration statement. Our business, operating results and financial condition could be seriously harmed due to one or more of the following risks.

Because of our recent development status and the nature of our business, our securities are highly speculative.

        Our securities are speculative and involve a high degree of risk, generally because of our being in the development stage from our 2002 inception until the middle of 2005. There is no assurance we will ever generate any material commercial revenues from our operations. Moreover, we do not expect to realize any material profits from our operations in the short term. Any profitability in the future from our business will be dependent upon realizing production and sales of our motorcycle products in material commercial quantities, which there is no assurance will ever happen.

We have a limited operating history primarily involved in product development, and we have not generated any commercial revenues to date or attained any profitable operations.

        From our inception in late 2002 through December 31, 2005, we have experienced cumulative losses of approximately $14 Million, and we will continue to incur losses until we produce and sell our motorcycle products in sufficient volume to attain profitability, which there is no assurance will ever happen. Our operations are particularly subject to the many risks inherent in the early stages of a business enterprise and the uncertainties arising from the lack of a commercial operating history. There can be no assurance that our business plan will prove successful.

        As a result of the completion of our recent private placement of securities in August 2005, we believe we now have sufficient funds to satisfy our estimated cash requirements until our planned commencement of commercial production and sales of our products in the summer of 2006. We will then need to raise additional financing to support commercial operations.

Our business plan will encounter serious delays or even result in failure if we are unable to obtain significant additional financing when needed, since we are required to make significant and continuing expenditures to satisfy our future business plan.

        Our ability to become commercially successful will depend largely on our being able to continue raising significant additional financing. If we are unable to obtain additional financing as needed, we would not be able to succeed in our commercial operations which eventually would result in a failure of our business. We have no cash flow from our business, and for at least the next twelve months we will be dependent for funds primarily through sale of our equity securities.

Our ability to generate future revenues will depend upon a number of factors, some of which are beyond our control.

        These factors include the rate of acceptance of our motorcycle products, competitive pressures in our industry, effectiveness of our independent dealer network, adapting to changes in the motorcycle industry, and general economic trends. We cannot forecast accurately what our revenues will be in future periods.

We have very limited experience in commercial production or sales of our products.

        Our operations have been limited primarily to designing and developing our products, testing them after development, establishing our initial distribution network of independent dealers, obtaining suppliers for our components, outsourcing future production of certain components, and reorganizing our company. These past activities only provide a limited basis to assess our ability to commercialize our motorcycle products successfully.

We have limited experience in manufacturing motorcycle products.

        Our motorcycles must be designed and manufactured to meet high quality standards in a cost-effective manner. Because of our lack of experience in manufacturing operations, we may have difficulty in timely producing motorcycle products in a volume sufficient to cover orders from our dealers. Any material manufacturing delays could frustrate dealers and their customers and lead to a negative perception of Viper products or our company. If we are unable to manufacture effectively in terms of quality, timing and cost, our ability to generate revenues and profits will be impaired.

We depend upon a limited number of outside suppliers for our key motorcycle parts and components.

        Our heavy reliance upon outside vendors and suppliers for our components involves risk factors such as limited control over prices, timely delivery and quality control. We have no written agreements to ensure continued supply of parts and components except our engine components for 2006. Although alternate suppliers are available for our key components, any material changes in our suppliers could cause material delays in production and increase production costs. Since we have only produced a limited number of motorcycles in 2004, we are unable to determine whether our suppliers will be able to timely supply us with commercial production needs. There is no assurance that any of our vendors or suppliers will be able to meet our future commercial production demands as to volume, quality or timeliness.

        We intend to manufacture our engines in-house by January 2007 at the Big Lake facility we are leasing. During 2006, however, we will be dependent upon MCD, our single-source English supplier, to produce the major components of our V-Twin engines for us. We currently have no available source for engine components other than MCD. Accordingly, we would suffer serious harm and significantly delay our planned commercial operations if MCD is unable to supply engine components effectively for our planned 2006 production. See “Business of Company-MCD Production Contract.”

        Our inability to obtain timely delivery of quality components or any significant increases in the prices of components could result in material production delays and reductions in motorcycle shipments. Production delays, increased costs of components or reduction in shipments of our products will seriously impair our ability to generate revenue. Since engines are the most critical component of our motorcycles, any inability of MCD to fulfill the terms of our outsource production agreement, including any material delay in delivery of engines, deterioration of the quality of engines or failure of engines to meet our specifications, would be particularly harmful to our production of motorcycles and therefore, our ability to generate revenue.

We will be highly dependent upon our Viper distribution network of independent motorcycle dealers.

        We depend upon our Viper dealers to sell our products and promote our brand image. If our dealers are unable to sell and promote our products effectively, our business will be harmed seriously. We currently have agreements with only seventeen dealers. We must continue to recruit and expand our dealer base to satisfy our projected revenues. If we fail to timely obtain new dealers or maintain our relationship with existing dealers effectively, we could be unable to achieve sufficient sales to support our operations.

        Our dealers are not required to sell our products on an exclusive basis and also are not required to purchase any minimum quantity of Viper products. The failure of dealers to generate sales of our products effectively would impair our operations seriously and could cause our business to fail.

        We also depend upon our dealers to service Viper motorcycles. Any failure of our dealers to provide satisfactory repair services to purchasers of Viper products could lead to a negative perception of the quality and reliability of our products.

Sales of Viper motorcycles are substantially dependent upon our ability to provide and maintain a source of reliable "floor plan" financing to our dealers.

        We have a significant agreement with a leading financial institution to provide floor plan financing to our dealers for their purchase of Viper products. Under this floor plan facility, we will receive payment for our motorcycles upon their shipment to our dealers. If we are unable to continue effective floor plan financing for our dealers, they would have to pay cash or obtain other financing to purchase Viper products, which most likely would result in substantially lower sales of our products, and lack of sufficient cash flow to support our business.

We will face significant challenges in obtaining market acceptance of Viper products and establishing our Viper brand.

        Our success depends primarily on the acceptance of our products and the Viper brand by motorcycle purchasers and enthusiasts. Virtually all potential customers are not familiar with or have not seen or driven Viper motorcycles. Acceptance of our products by motorcyclists will depend on many factors including price, reliability, styling, performance, uniqueness, service accessibility, and our ability to overcome existing loyalties to competing products.

Our business model of selling Viper motorcycles to upscale purchasers at premium prices may not be successful.

        Sales of our premium motorcycle products are targeted toward a limited number of upscale purchasers willing to pay a higher price for Viper products. Suggested retail prices of our motorcycles will be considerably higher than most cruiser models of our competitors. If we are unable to attract and obtain sufficient motorcyclists willing to pay the higher prices of our products, our business model would not succeed and our business would likely fail.

We may experience significant returns or warranty claims.

        Since we have no history of commercial sales of our products, we have no material data regarding the performance or maintenance requirements of Viper products. Accordingly, we have no basis on which we can currently predict warranty costs. If we experience significant warranty service requirements or product recalls, potential customers may not purchase our products. Any significant warranty service requirements or product recalls would increase our costs substantially and likely reduce the value of our brand.

Our exposure to product liability claims could harm us seriously.

        Given the nature of motorcycle products, we expect to encounter product liability claims against us from time to time for personal injury or property damage. If such claims become substantial, our brand and reputation would be harmed seriously. These claims also could require us to pay substantial damage awards, including punitive damages.

        Although we intend to obtain adequate product liability insurance, we may be unable to obtain coverage at a reasonable cost or in a sufficient amount to cover future losses from product liability claims. Any successful claim against us for uninsured liabilities or in excess of insured liabilities would most likely harm our business seriously.

Our success will be substantially dependent upon our current key employees and our ability to attract, recruit and retain additional key employees.

        Our success depends upon the efforts of our current executive officers and other key employees, and the loss of the services of one or more of them could impair our growth materially. If we are unable to retain current key employees, or to hire and retain additional qualified key personnel when needed, our business and operations would be adversely affected substantially. We do not have "key person" insurance covering any of our employees, and we only have one written employment agreement with a key employee.

Our success depends substantially on our ability to protect our intellectual property rights, and any failure to protect these rights would be harmful to us.

        The future growth and success of our business will depend materially on our ability to protect our trademarks, trade names and any future patent rights, and to preserve our trade secrets. We hold trademark rights including our logo design and the use of our "Viper" brand for motorcycle products, and we have applied for certain additional trademark protection. There is no assurance, however, that any future or current trademark registrations will result in a registered and protectable trademark. Moreover, there is no assurance that other users of the Viper or Diablo mark will not challenge our brands. If one or more challenges against us are successful, we could be forced to discontinue use of our motorcycle brands, which would cause serious harm to our business and brand image.

        We have applied for various patents covering unique features of both our motorcycles and our V-Twin engines, but we do not expect to obtain any significant patent protection. We will rely mainly upon trade secrets, proprietary know-how, and continuing technological innovation to compete in our market. There is no assurance that our competitors will not independently develop technologies equal to or similar to ours, or otherwise obtain access to our technology or trade secrets. Our competitors also could obtain patent rights that could prevent, limit or interfere with our ability to manufacture and market our products. Third parties also may assert infringement claims against us in the future, which could cause us to incur costly litigation to protect and defend our intellectual property rights. Moreover, if we are judged to have infringed rights of others, we may have to pay substantial damages and discontinue use of the infringing product or process unless they are re-designed to avoid the infringement. Any claim of infringement against us would involve substantial expenditures and divert the time and effort of our management materially.

We will face intense competition from existing motorcycle manufacturers already well established and having much greater customer loyalty and financial, marketing, manufacturing and personnel resources than us.

        In our premium heavyweight motorcycle market, our main competitor is Harley-Davidson Inc. which dominates the market for V-Twin cruiser motorcycles. Other significant competitors include Suzuki, Honda, Yamaha, Kawasaki, Ducati, Triumph, BMW, Moto Guzzi and Polaris with its Victory motorcycle line. We also face particularly direct competition from a number of V-Twin custom cruiser manufacturers concentrating on the same upscale market niche where we are situated, including Big Dog, American IronHorse, Bourget’s Bike Works and others. Additional competition exists from the numerous small companies and individuals throughout the country which build "one-off" custom cruisers from non-branded parts and components available from third parties. We also expect additional competitors to emerge from time to time in the future. There is no assurance that we will be able to compete successfully against current and future competitors.

Introduction of new models of motorcycles by our competitors could materially reduce demand for our products.

        Products offered in our industry often change significantly due to product design and performance advances, safety and environmental factors, or changing tastes of motorcyclists. Our future success will depend materially on our ability to anticipate and respond to these changes. If we cannot introduce acceptable new models on a regular basis or if our new models fail to compete effectively with those of our competitors, Our ability to generate revenues or achieve profitability would be impaired substantially.

Purchase of recreational motorcycles is discretionary for consumers, and market demand for them is influenced by factors beyond our control.

        Viper motorcycles represent luxury consumer products and accordingly market demand for them depends on a number of economic factors affecting discretionary consumer income. These factors are beyond our control and include employment levels, interest rates, taxation rates, consumer confidence levels, and general economic conditions. Adverse changes in one or more of these factors may restrict discretionary consumer spending for our products and thus harm our growth and profitability.

        Viper motorcycles also must compete with other powersport and recreational products for the discretionary spending of consumers.

Our business is subject to seasonality which may cause our quarterly operating results to fluctuate materially.

        Motorcycle sales generally are seasonal in nature since consumer demand is substantially lower during colder seasons in North America. We may endure periods of reduced revenues and cash flows during off-season periods, requiring us to lay off or terminate employees from time to time. Seasonal fluctuations in our business could cause material volatility in the public market price of our common stock.

When we sell our products in international markets, we will encounter additional factors which could increase our cost of selling our products and impair our ability to achieve profitability from foreign business.

        Our marketing strategy includes future sales of Viper products internationally, which will subject our business to additional regulations and other factors varying from country to country. These matters include export requirement regulations, foreign environmental and safety requirements, marketing and distribution factors, and the effect of currency fluctuations. We also will be affected by local economic conditions in international markets as well as the difficulties related to managing operations from long distances. There is no assurance we will be able to successfully market and sell Viper products in foreign countries.

We must comply with numerous environmental and safety regulations.

        Our business is governed by numerous federal and state regulations governing environmental and safety matters with respect to motorcycle products and their use. These many regulations generally relate to air, water and noise pollution and to motorcycle safety matters. Compliance with these regulations could increase our production costs, delay introduction of our products and substantially impair our ability to generate revenues and achieve profitability.

        Use of motorcycles in the United States is subject to rigorous regulation by the Environmental Protection Agency (EPA), and by state pollution control agencies. Any failure by us to comply with applicable environmental requirements of the EPA or relevant state agencies could subject us to administratively or judicially imposed sanctions including civil penalties, criminal prosecution, injunctions, product recalls or suspension of production.

        Motorcycles and their use are also subject to safety standards and rules promulgated by the National Highway Traffic Safety Administration (NHTSA). We could suffer harmful recalls of our motorcycles if they fail to satisfy applicable safety standards administered by the NHTSA.

We do not intend to pay any cash dividends on our common stock.

        We have never declared or paid any cash dividends on our common stock and we do not anticipate paying any cash dividends in the foreseeable future.

The price of our common stock may be volatile and fluctuate significantly in our over-the-counter trading market, and an investor’s shares could decline in value.

        Our common stock trades in the over-the-counter (OTC) market, and has not experienced a very active trading market. There is no assurance a more active trading market for our common stock will ever develop, or be sustained if it emerges. Unless an active trading market is developed for our common stock, it will be difficult for shareholders to sell our common stock at any particular price or when they wish to make such sales.

        The market price of our common stock may fluctuate significantly, making it difficult for any investor to resell our common stock at an attractive price or on reasonable terms. Market prices for securities of early stage companies such as us have historically been highly volatile due to many factors not affecting more established companies. Moreover, any failure by us to meet estimates of financial analysts is likely to cause a decline in the market price of our common stock.

Our current management and principal shareholders control our company, and they may make material decisions with which other shareholders disagree.

        Our executive officers and directors and principal shareholders affiliated with them own a substantial majority of our outstanding capital stock. As a result, these persons acting as a group have the ability to control transactions requiring stockholder approval, including the election or removal of directors, significant mergers or other business combinations, changes in control of our company, and any significant acquisitions or dispositions of assets.

Additional shares of our authorized capital stock which are issued in the future will decrease the percentage equity ownership of existing shareholders, could also be dilutive to existing shareholders, and could also have the effect of delaying or preventing a change of control of our company.

        Under our Articles of Incorporation, we are authorized to issue up to 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. Our board of directors has the sole authority to issue remaining authorized capital stock without further shareholder approval. To the extent that additional authorized preferred or common shares are issued in the future, they will decrease existing shareholders’ percentage equity ownership and, depending upon the prices at which they are issued, could be dilutive to existing shareholders.

        Issuance of additional authorized shares of our capital stock also could have the effect of delaying or preventing a change of control of our company without requiring any action by our shareholders, particularly if such shares are used to dilute the stock ownership or voting rights of a person seeking control of our company.

Item 7.   Financial Statements.

        The information required by this Item 7 is included in this Annual Report as a separate section following the Signature page and commencing on page F-1.

Item 8.   Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

        None.

Item 8A.   Controls and Procedures.

        As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures in accordance with Rule 13a-15 under the Securities Exchange Act of 1934. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by Viper Powersports Inc. in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. There was no change in our internal control over financial reporting during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

        We are not currently required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 since we are not an “accelerated filer” as defined in the Exchange Act. We are in the process of evaluating and determining additional internal control over financial reporting structures and procedures for our financial reporting to enable our management to provide the required report effectively as to those structures and procedures in our Annual Report on Form 10-KSB for our fiscal year ending December 31, 2007.

Item 8B.   Other Information.

        None.

PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of
              the Exchange Act.

        The directors of the Company serve until their successors are elected and shall qualify. Executive officers are elected by the Board of Directors and serve at the discretion of the directors. There are no family relationships among our directors and executive officers.

Name	Age	Position
John Lai	42	President, Co-founder and Director
Terry L. Nesbitt	56	Director, Executive Vice President and President of Subsidiary
John R. Silseth II	43	Co-founder and Managing Director of Subsidiary
Robert O. Knutson	69	Director and Secretary
Jerome Posey	57	Chief Financial Officer and Treasurer

JOHN LAI has been a director of the Company since its inception in 2002, and he also serves as Executive Vice President of Viper Motorcycle Company, a wholly-owned subsidiary of the Company. Since 1992, Mr. Lai has owned and operated Genesis Capital Group, Inc., a provider of corporate development and venture capital consulting. From 1996 to 1998, he was Chief Financial Officer and a director of Buyitnow.com, Inc., an internet retailer.

TERRY L. NESBITT has been a director of the Company since February 2005, and he is also the President of Viper Motorcycle Company, a wholly-owned subsidiary of the Company. Mr. Nesbitt has been our Executive Vice President of Sales and Marketing since our inception in 2002, being primarily in charge of all marketing and sales activities and the development of the dealer network for Viper products. Mr. Nesbitt also served as our Interim Chief Executive Officer during April-May 2004. During 2001 and most of 2002, Mr. Nesbitt was an independent consultant in the motorcycle industry. Prior to 2001, he served in several key sales management positions over a fifteen-year period with Polaris Industries Inc., including national sales manager for Polaris’ line of Victory V-Twin cruiser motorcycles.

JOHN R. SILSETH II is a co-founder of the Company and has served as Managing Director of Viper Performance Inc., a wholly-owned subsidiary of the Company, since its incorporation in March 2005. Through his wholly-owned company, Racing Partners Management Inc., Mr. Silseth has provided product development consulting and financing services to the Company since its 2002 inception, and he also is a principal shareholder of the Company. Through Racing Partners Management Inc., Mr. Silseth has provided consulting services to various early-stage or start-up businesses during the past ten years.

ROBERT O. KNUTSON has been a director of the Company since February 2005, and he has been Secretary of the Company since its 2002 inception. Mr. Knutson has practiced law in the Minneapolis metropolitan area as a sole practitioner since 1971, and prior thereto he was an associate attorney with the Minneapolis law firm of Dorsey & Whitney.

JEROME POSEY has been the Chief Financial Officer of the company since November 2005. From December 2001 until October 2005, Mr. Posey was Chief Financial Officer and a principal shareholder of Robin Lee’s, Inc., a retailer of collectibles, home décor and greeting cards. From 1997 to November 2001, he was Vice President/Finance and Chief Financial Officer of IntraVantage, Inc., which manufactured and sold a drug delivery device for the dental industry.

Audit Committee

        We do not have a separately designated audit committee, but rather our entire Board of Directors serves as our auditing committee.

Section 16(a) Beneficial Ownership Reporting Compliance

        Based upon a review of copies of reports furnished to us during our fiscal year ended December 31, 2005, which reports are filed under Section 16(a) of the Securities Exchange Act of 1934, we know of no director, officer, or beneficial owner of more than 10% of our common stock who failed to file on a timely basis any report required by Section 16(a).

Code of Ethics

        We have adopted a Code of Ethics that applies to our principal executive officer, our principal financial and accounting officer, or persons performing similar functions. We will provide any person without charge who requests, a copy of our Code of Ethics. Any copy requests may be directed to Viper Powersports Inc., 5733 International Parkway, New Hope, MN 55428, attention Jerome Posey, or by calling (763) 732-0778.

Item 10.   Executive Compensation

        The following table sets forth the executive compensation of the executive officers of the Company during the two fiscal years ended December 31, 2004 and 2005.

SUMMARY COMPENSATION TABLE

Name and Positions	Year	Salary ($)		Stock Awards ($)		Securities Underlying Options/SARs (#)

John Lai, President (l)	2005	$84,000		—		150,000/0
	2004	$72,000		—		—
Terry Nesbitt, Vice President (l)	2005	$110,060	(2)	—		125,000/0
	2004	$104,966	(2)	$312,500	(3)	—

(1)

In February 2005, Mr. Lai was granted a stock option to purchase 150,000 common shares at $2.50 per share over a five-year term, and Mr. Nesbitt was granted a similar option to purchase 125,000 common shares.

(2)	Includes $6,000 related to a monthly fuel allowance of $500.
(3)	This stock grant to Mr. Nesbitt was for 125,000 common shares valued at $2.50 per share at the time of the grant.

Options/SAR Grants

        The Company has not issued any SAR grants since its inception. None of the stock options issued by the Company since its inception have been exercised. The following tables contain certain information relating to option grants in our last fiscal year as well as on unexercised options.

Option/SAR Grants in Last Fiscal Year Individual Grants

Name	Number of Securities Underlying Options/SARs Granted	% of Total Options/SARs Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date

John Lai	150,000	21.6%	$2.50	February 2010
Terry Nesbitt	125,000	18.1%	$2.50	February 2010

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

			Number of Securities Underlying Unexercised Options/SARs at FY-End (#)	Value of Unexercised In-the-Money Options/SARs at FY-End ($)
Name	Shares Acquired	Value Realized ($)	Exercisable/Unexercisable	Exercisable/Unexercisable

John Lai	-0-	-0-	150,000/0	$375,000/0
Terry Nesbitt	-0-	-0-	125,000/0	$312,500/0

Compensation of Directors

        The Company does not have any arrangements to compensate its directors for their services provided as a director of the Company.

Employment Contracts and Change-in-Control Arrangements

        Except for Terry Nesbitt, the Company has no written employment contracts with its management or other employees. The Company also does not have any change-in-control arrangements with any person. The Company also does not have any plans, arrangements or understandings to pay any accrued earnings in the future.

        Mr. Nesbitt is employed under a three-year written agreement expiring in January 2007, under which he is currently receiving salary of $104,060 plus medical insurance, a monthly fuel expense allowance, a vehicle for business purposes, and reimbursement of reasonable out-of-pocket expenses. If the Company terminates his employment without cause, he would receive severance payments of 75% of his annual compensation payable in equal monthly installments over two years.

Item 11.   Security Ownership of Certain Beneficial Owners and Management and Related Stock Matters.

The following table sets forth as of March 31, 2006 certain information regarding beneficial ownership of the common and preferred stock of the Company by (a) each person or group known by the Company to be the beneficial owner of more than 5% of the outstanding common or preferred stock of the Company, (b) each director and executive officer of the Company, and (c) all directors and executive officers of the Company as a group. Each shareholder named in the below table has sole voting and investment power with respect to shares of common or preferred stock shown in the table. Shares underlying any options or warrants included in the table are all currently exercisable. Unless otherwise indicated, the address of each listed shareholder is 5733 International Parkway, New Hope, Minnesota 55428.

Shareholder	Shares Owned Beneficially	Percent of Class

A. Title of Class – Common Stock

John Lai (l)	665,582	6.6%
Terry L. Nesbitt (2)	425,000	4.1%
Robert O. Knutson (3)	249,353	2.4%
John R. Silseth II	2,065,138	20.4%
David Palmlund III (4)	2,811,698	25.0%
5323 Swiss Avenue
Dallas, TX 75214
Garry Lowenthal (5)	868,916	8.6%
1836 Prior Avenue
Falcon Heights, MN 55113
All directors and officers	1,289,935	12.4%
as a group (3 persons) (6)

B. Title of Class – Preferred Stock

David Palmlund III (7)	740,000	94.5%

(1)	Includes 150,000 shares underlying an option.
(2)	Includes 125,000 shares underlying an option.
(3)	Includes 75,000 shares underlying an option.
(4)	Includes an aggregate of 395,000 shares underlying warrants, convertible notes and an option, and 740,000 shares underlying his convertible preferred stock.
(5)	Includes 75,000 shares underlying an option.
(6)	Includes 350,000 shares underlying options.
(7)	These preferred shares are convertible into common shares on a one-for-one basis.

Item 12.   Certain Relationships and Related Transactions.

        The promoters of the Company are John Lai and John Silseth II. They received a total of 120,000 shares of common stock of the Company, 60,000 shares apiece, in November 2002 incident to their services relating to the initial incorporation and organization of the Company. These shares were valued at $.40 per share at the time of their issuance.

        Following are any material transactions since June 2003 between the Company and any of its promoters, directors, executive officers, and principal shareholders:

Private Placements

        In connection with various private placements of our common stock, related parties have participated on the same terms as unrelated parties, including the following:

        June – December 2003 Placement — Related parties purchased a total of 70,000 shares at $2.00 per share including 19,500 shares by John Lai (our President), 2,500 shares by John Silseth II (a founder and principal shareholder), 33,000 shares by Robert Van Den Berg (a former director) and 15,000 shares by William Eisner (a former director).

        February – March 2005 Placement — Related parties purchased a total of 96,000 shares at $2.50 per share including 48,000 shares by John Lai (our President) and 48,000 shares by Garry Lowenthal (a principal shareholder).

        June – August 2005 Placement — Related parties purchased a total of 186,937 shares at $3.90 per share including 33,000 shares by John Silseth II (a founder and principal shareholder) and 153,937 shares by David Palmlund III (a principal shareholder).

Loans From Related Parties

        From December 2003 through August 2004, David Palmlund III, a principal shareholder, loaned the Company a total of $2 Million, for which he received various notes bearing interest rates from 10% to 35% and having maturity dates from August 2004 to September 2005. All of this Palmlund debt was outstanding as of December 31, 2004. In early 2005, Mr. Palmlund converted all of this debt except $150,000, including accrued interest, at $2.50 per share into 740,000 shares of preferred stock of the Company and 64,635 common shares of the Company. The unconverted Series A Note of $150,000 bears an interest rate of 18% per annum, matures on June 30, 2006, is convertible into common shares at $2.50 per share, and is secured by both tangible and intangible assets of the Company.

        From time to time, five related parties other than Mr. Palmlund have made substantial cash advances or loans to the Company for working capital purposes. These related party lenders have included our President (John Lai), two former directors (Clyde Fessler and Robert Van Den Berg) and two principal shareholders (John Silseth II and Garry Lowenthal). For these loans, they received unsecured notes paying interest at 8% per annum. As of December 31, 2004, $673,237 of such related party debt was outstanding, including accrued interest. In the early 2005 reorganization of the Company, all of these outstanding 8% notes and their accrued interest were converted into common shares of the Company at $2.50 per share.

Reorganization Debt Conversions

        During its early 2005 reorganization, the Company converted a total of $4,770,879 of outstanding debt and liabilities into its capital stock on the basis of $2.50 per share. These reorganization debt conversions included a total of $3,476,547 owed to related parties including David Palmlund III, John Lai, John Silseth II, Garry Lowenthal, Clyde Fessler and Robert Van Den Berg and consisting of outstanding loans and interest thereon of $2,694,418, accounts payable and accrued compensation of $344,629, and $437,500 to settle and terminate an employment contract with Clyde Fessler, a former director and officer.

        Respective amounts of debt converted to capital stock and shares issued for related parties are as follows:

	Loans and Interest	Accounts Payable	Accrued Compensation	Contract Settlement	Common Shares	Preferred Shares
David Palmlund III	$2,011,588	$45,000	—	—	82,635	740,000
John Lai	$27,500	$5,859	—	—	13,344	—
John Silseth II	$427,225	$92,975	—	—	208,080	—
Garry Lowenthal	$45,617	$151,346	—	—	78,785	—
Clyde Fessler	$162,319	$42,449	—	$437,500	256,907	—
Robert Van Den Berg	$20,169	—	$7,000	—	10,868	—

Consulting Compensation

        During 2003, 2004 and 2005, we paid cash compensation to Racing Partners Management Inc., a corporation wholly owned by John R. Silseth II (a founder and principal shareholder of the Company) for consulting services related to motorcycle development, procurement of third party suppliers, creation of an assembly manufacturing system and preparing for commercial production. These consulting expenses included $55,000 in 2003, $36,000 in 2004 and $120,000 in 2005. Such consulting payments for each of these three years were all approved by resolutions of the Board of Directors, and we believe that the terms of our consulting arrangements with Racing Partners were no less favorable than those we would have obtained from an unrelated consulting arrangement negotiated at arm’s length.

Common Stock Issued for Services

        In December 2003 the Company issued 25,000 shares of its common stock to Garry Lowenthal, a principal shareholder, for services valued at $2.50 per share or a total of $62,500 which services included establishing a comprehensive accounting system based on SAP enterprise software and developing internal control reporting processes. Incident thereto, the Company also granted Mr. Lowenthal a stock option to purchase 75,000 common shares at $2.00 per share over a five-year term.

        In December 2004, the Company granted a total of 189,700 shares of its common stock to various employees as additional compensation for past services rendered to the Company based on $2.50 per share, which grants included 125,000 shares issued to Terry Nesbitt, Vice President of the Company. These shares were granted to Mr. Nesbitt for services in connection with developing a dealer network to sell Viper motorcycles, and we valued these 125,000 shares at a total amount of $312,500. The value of common shares in respect to all stock grants of the Company for services was determined by the Board of Directors of the Company based both on concurrent sales of our common stock to unrelated parties and on the development status of our business at the time of the respective stock grants.

Guarantee of Letter of Credit (LOC)

        In January 2004 (as amended February 8, 2005), the Company obtained a LOC from Compass Bank of Dallas, Texas in the amount of $200,000 in favor of GE Commercial Distribution Finance Corporation in order to secure our floor plan financing facility. This LOC was guaranteed by David Palmlund III, a principal shareholder, who is being paid $3,000 monthly by the Company so long as this guarantee is outstanding.

Production Inventory Financing

        In October 2005, the Company entered into a production inventory financing agreement with David Palmlund III, a principal shareholder, as the Lender. This facility provides us with inventory financing for commercial production up to $800,000. For a description of the material terms of this inventory financing, see “Plan of Operation and Management Analysis of Financial Condition.”

Purchase of Motorcycle Engine Technology

        In March 2005, the Company acquired its motorcycle engine technology and related prototypes from Thor Performance Inc. (“Thor”), a corporation controlled by related parties of the Company. In this acquisition, the Company issued 2,996,575 shares of its common stock in exchange for these engine development assets. Due to this transaction, four related parties of the Company, Messrs. Palmlund, Silseth, Lai and Lowenthal, beneficially acquired an aggregate of 2,401,192 shares of common stock of the Company based on their ownership of Thor. Mr. Palmlund acquired 913,306 shares, Mr. Silseth acquired 945,530 shares, Mr. Lai acquired 200,009 shares, and Mr. Lowenthal acquired 526,203 shares. All of these shares have been transferred to these four persons since the acquisition.

        Because Thor is controlled by persons who as a group owned 44% of our outstanding capital stock prior to this transaction, our purchase of engine technology assets was not an arms-length transaction. Accordingly, before closing the transaction, Thor obtained and provided us with an independent fair market value appraisal from Value Incorporated, a business appraisal firm based in Dallas, Texas. For accounting purposes, the acquisition was valued by us at $7,491,438 based on $2.50 per share, whereas the independent appraisal valued our engine development intellectual property at $19,616,400.

Options and Warrants

        We have issued options from time to time in consideration for financing services or as an incentive to our employees. None of our options or warrants have been exercised. Related parties hold an aggregate of options to purchase 535,000 common shares including 460,000 shares exercisable at $2.50/share for five years and 75,000 exercisable at $2.00/share for five years.

        We also have issued warrants to David Palmlund III for providing us with financing services, which warrants have granted him the right to purchase a total of 225,000 of our common shares including 125,000 shares exercisable at $2.50 per share for a five-year term and 100,000 shares exercisable at $2.50 per share for a five-year term.

Financial Services Consulting Agreement

        On March 27, 2006, our Board of Directors approved a financial consulting contract with US Euro Consulting, Inc. of New York under which we engaged US Euro for a term of 18 months to provide financial consulting services for us. Our company or US Euro may terminate this agreement on its six-month or twelve-month anniversary upon 30 days’ written notice. The term of this agreement is retroactive to its effective date of January 27, 2006.

        Services being provided to us by US Euro include assistance in raising future funding through sales of private or public equity securities, corporate governance matters including developing an independent Board of Directors, advice relating to our capital structure, assistance in any future business combination, sponsorship at certain investment banking conferences, assistance to enable us to become qualified for a NASDAQ or other acceptable trading market, and developing corporate financial presentations and planning related roadshow activities. Compensation from us to US Euro under this consulting agreement includes a monthly fee of $7,500 plus “certain market rate fees” for capital funding provided by US Euro or its affiliates or any other source introduced to us by US Euro or its affiliates during the term of the agreement or two years following its termination, The minimum fee to US Euro shall be 3% in cash and 2% in equity or options of the gross amount of capital raised in any such transaction. We also must grant customary registration rights at our expense relating to any shares or underlying shares of options or warrants issued to US Euro under this agreement. The entire agreement is included as an exhibit to this Annual Report on Form 10-KSB.

Item 13.   Exhibits.

        See the “Exhibit Index” following the financial statements of this Form 10-KSB for a listing and description of the documents that are incorporated by reference and filed as exhibits to this Annual Report.

Item 14.   Principal Accountant Fees and Services.

Pre-Approval of Audit Fees

        Our Board of Directors is responsible for pre-approving all audit and permitted non-audited services to be performed for us by our independent registered public accounting firm or any other auditing or accounting firm.

Auditor Fees

        The aggregate fees billed by our auditors for professional services rendered in connection with the audited financial statements included in this 10-KSB annual report were $15,000.

        Our auditor also billed us a total of $32,965 for professional services rendered to us in connection with audited financial statements included in our 10-SB registration filed in November 2005.

        There were no other fees billed to us by our auditors for tax matters, additional audit-related fees or any non-audit services.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIPER POWERSPORTS INC. (Registrant)

By:	/s/ John Lai
John Lai – President
Date:	March 28, 2006

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Robert O. Knutson
Robert O. Knutson – Director
Date:	March 28, 2006

By:	/s/ John Lai
John Lai – Director
Date:	March 28, 2006

Viper Powersports, Inc.

INDEX TO FINANCIAL STATEMENTS

Child, Sullivan & Company

A Professional Corporation of CERTIFIED PUBLIC ACCOUNTANTS

1284 W. Flint Meadow Dr., Suite D, Kaysville, UT 84037	PHONE: (801) 927-1337 FAX: (801) 927-1344

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors
Viper Powersports, Inc.
New Hope, Minnesota

We have audited the accompanying consolidated balance sheets of Viper Powersports, Inc. (a development stage company) and subsidiaries as of December 31, 2005 and 2004, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2005, 2004 and 2003, and the period from November 18, 2002 (inception) to December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Viper Powersports, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years ended December 31, 2005, 2004 and 2003, and the period from November 18, 2002 (inception) to December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses and net cash outflows from operations since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah
March 23, 2006

Viper Powersports, Inc.
(A Development Stage Company)

Consolidated Balance Sheets

	December 31, 2005	December 31, 2004
Assets
Current Assets:
Cash	$690,352	$36
Accounts receivable	55	9,410
Inventory and supplies	178,547	284,073
Prepaid Expenses and other	75,578	—

Total Current Assets	944,532	293,519

Fixed Assets:
Office & computer equipment	112,446	101,490
Manufacturing and development equipment	275,470	222,707
Vehicles	101,799	53,278
Leasehold improvements	38,770	38,770
Accumulated depreciation	(169,047)	(81,022)

Total Fixed Assets	359,438	335,223

Other Assets:
Engine development costs	7,341,438	—
Rental deposit and other	49,342	66,289

Total Other Assets	7,390,780	66,289

Total Assets	$8,694,750	$695,031

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Checks in excess of bank balance	$—	$18,515
Accounts payable	45,521	1,362,351
Accrued liabilities	67,859	639,058
Shareholder note	250,000	152,000
Current portion of capital lease	30,795	13,500

Total Current Liabilities	394,175	2,185,424

Long-Term Liabilities:
Capital lease, less current portion	86,881	53,641
Shareholder notes converted into common stock	—	2,916,323

Total Long-Term Liabilities	86,881	2,969,964

Total Liabilities	481,056	5,155,388

Stockholders’ Equity (Deficit):
Preferred stock, $.001 par value; authorized 20,000,000 shares;
783,000 and 0 issued and outstanding at December 31, 2005 and
December 31, 2004; liquidation preference $2.50 per share	783	—

Common Stock, $.001 par value; authorized 100,000,000 shares;
10,126,375 issued and outstanding at December 31, 2005 and
3,951,183 issued and outstanding at December 31, 2004	10,126	3,951
Paid in Capital	22,294,359	4,641,247
Accumulated deficit during the development stage	(14,091,574)	(9,105,555)

Total Stockholders’ Equity (Deficit)	8,213,694	(4,460,357)

Total Liabilities and Stockholders’ Equity (Deficit)	$8,694,750	$695,031

See notes to consolidated financial statements.

Viper Powersports, Inc.
(A Development Stage Company)

Consolidated Statements of Operations

	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003	Cumulative from Inception November 18, 2002 through 12/31/2005
Revenue	$1,171	$591,760	$49,192	$642,123
Cost of revenue	1,340	473,847	26,876	502,063

Gross profit	(169)	117,913	22,316	140,060

Operating Expenses:
Research and development costs	978,501	1,217,705	546,722	2,825,415
Selling, general and administrative	4,010,872	4,543,867	2,548,289	11,365,154

	4,989,373	5,761,572	3,095,011	14,190,569

Loss from operations	(4,989,542)	(5,643,659)	(3,072,695)	(14,050,509)

Other (expenses) income:
Interest expense	(163,589)	(133,149)	(27,040)	(323,777)
Other income	167,112	15,600	100,000	282,712

Net Loss	$(4,986,019)	$(5,761,208)	$(2,999,735)	$(14,091,574)

Net Loss Per Common Share

(Basic and diluted)	$(0.91)	$(1.78)	$(1.22)

Weighted Average Shares

Common Stock Outstanding	5,452,222	3,245,000	2,464,712

See notes to consolidated financial statements.

Viper Powersports, Inc.
(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity (Deficit)
For the Period from November 18, 2002 (Inception) to December 31, 2005

Activity	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Common Stock Subscribed	Paid-In Capital	Accumulated Deficit	Stockholders Equity (Deficit) Total
BALANCE at November 18, 2002 (inception)	—	$—	—	$—	$—	$—	$—	$—
Common stock for services and
accounts payable – $.40/share	—	—	425,000	170,000	—	—	—	170,000
Common stock for cash at $.40/share	—	—	294,478	117,791	—	—	—	117,791
Net Loss from inception through December 31, 2002	—	—	—	—	—	—	(344,612)	(344,612)

Balances at December 31, 2002	—	—	719,478	287,791	—	—	(344,612)	(56,821)

Common stock for services at
$.40 to $1.00/share	—	—	1,219,250	1,095,500	—	—	—	1,095,500
Common stock for cash at $.40/share	—	—	855,522	342,209	—	—	—	342,209
Common stock for services and
accounts payable at $2.00/share	—	—	42,500	85,000	—	—	—	85,000
Common stock for cash at $2.00 per share net of issuance costs	—	—	457,399	884,549	—	—	—	884,549
Value of warrants issued with
convertible debt	—	—	—	110,168	—	—	—	110,168
Net loss for year ended December 31, 2003	—	—	—	—	—	—	(2,999,735)	(2,999,735)

Balances at December 31, 2003	—	—	3,294,149	2,805,217	—	—	(3,344,347)	(539,130)

Value of warrants issued with convertible debt	—	—	—	22,033	—	—	—	22,033
Common stock for cash at $2.50/share	—	—	98,000	245,000	—	—	—	245,000
Common stock for services and software at $2.50/share	—	—	61,000	152,500	—	—	—	152,500
Common stock for employement agree-
ment services at $2.50/share	—	—	175,000	437,500	—	—	—	437,500
Common stock issued with May 2004 Notes at $2.50/share)	—	—	133,334	333,335	—	—	—	333,335
Common stock grants to employees
at $2.50/share)	—	—	189,700	474,250	—	—	—	474,250
Value of warrants and options issued for services	—	—	—	175,363	—	—	—	175,363
Net loss for year ended December 31, 2004	—	—	—	—	—	—	(5,761,208)	(5,761,208)

Balances at December 31, 2004	—	—	3,951,183	4,645,198	—	—	(9,105,555)	(4,460,357)

Common stock for cash at $2.50/share	—	—	305,212	763,030	—	—	—	763,030
Common stock for payables and debt converted at $2.50/share	—	—	1,125,354	2,813,379	—	—	—	2,813,379
Preferred stock for outstanding
debt converted at $2.50/share	783,000	1,957,500	—	—	—	—	—	1,957,500
Value of warrants and options issued for services	—	—	—	497,700	—	—	—	497,700
Common stock for engine development
technology (Note 3)	—	—	2,996,575	7,491,437	—	—	—	7,491,437
Recapitalization from March 31, 2005 reverse merger (Note 4)	—	(1,956,717)	613,093	(16,201,753)	—	18,158,470	—	—
Common stock for cash at $3.90/share, net of
offering costs of $513,124	—	—	1,000,038	1,000	—	3,386,024	—	3,387,024
Common stock to Cornell Capital Partners, LP issued for SEDA equity agreement	—	—	134,920	135	—	749,865	—	750,000
Net loss for the ended December 31, 2005	—	—	—	—	—	—	(4,986,019)	(4,986,019)

Balances at December 31, 2005	783,000	$783	10,126,375	$10,126	$—	$22,294,359	$(14,091,574)	$8,213,694

See notes to consolidated financial statements.

Viper Powersports, Inc.
(A Development Stage Company)

Consolidated Statements of Cash Flows

	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003	Cumulative from Inception (November 18, 2002) to December 31, 2005
Cash Flows Used in Operating Activities:
Net Loss	$(4,986,019)	$(5,761,208)	$(2,999,735)	$(14,091,574)
Expenses not Requiring an Outlay of Cash:
Depreciation	87,228	69,069	11,953	168,250
Common stock and warrants issued for compensation and expenses	1,247,700	1,524,981	1,145,500	3,946,249

Net Cash Used in Operations	(3,651,091)	(4,167,158)	(1,842,282)	(9,977,075)

Changes to Operating Assets and Liabilities:
Decrease (Increase) in accounts receivable	9,355	(9,410)	—	(55)
Decrease (Increase) in supplies and prepaids	29,948	186,437	(289,031)	(254,126)
Decrease (Increase) in rental deposits and other	(24,563)	(12,500)	(18,538)	(55,601)
Increase (decrease) in accounts payable	(48,132)	1,050,070	442,328	45,522
Increase (decrease) in accrued liabilities	(383)	367,498	144,585	85,153

Cash Flows Used in Operating Activities	(3,684,866)	(2,585,063)	(1,562,938)	(10,156,182)

Cash Flows Used in Investing Activities:
Funding from Thor Performance for engine development	150,000	—	—	150,000
Purchase of intellectual property	—	(35,251)	—	(35,251)
Purchase of fixed assets	(69,934)	(193,178)	(267,895)	(486,179)

Cash Flows Used in Investing Activities	80,066	(228,429)	(267,895)	(371,430)

Cash Flows from Financing Activities:
Net proceeds from sale of stock	4,150,054	245,000	1,226,758	5,957,104
Checks in excess of bank balance (reduction)	(18,515)	(42,053)	—	—
Stockholder loan and capital lease payments	(529,424)	(67,955)	—	(597,380)
Loans from stockholders	693,000	2,282,190	978,851	5,858,239

Cash Flows from Financing Activities	4,295,115	2,417,182	2,205,609	11,217,963

Net Increase (decrease) in Cash	690,315	(396,310)	374,776	690,351

Cash at Beginning of Period	36	396,346	21,570	—

Cash at End of Period	$690,351	$36	$396,346	$690,351

Supplemental Non-Cash Financing Activities and Cash Flow Information:

Common Stock issued for accounts payable (expenses)	$1,268,698	$20,000	$35,000	$1,323,698

Common Stock issued for accrued liabilities (expenses)	$553,521	$—	$—	$553,521

Preferred Stock issued for Debt	$1,957,500	$—	$—	$1,957,500

Common Stock issued for Debt	$991,160	$110,168	$—	$1,101,328

Common Stock issued for software (assets)	$—	$50,000	$—	$50,000

Common Stock Issued for Engine Development Technology
and engine development obligation of $ 150,000	$7,491,437	$—		$7,341,437

Equipment Acquired via capital lease	$—	$72,596		$72,596

Stock Warrants Issued with Convertible Debt	$110,168	$22,033	$—	$132,201

Interest Paid	$—	$142,938	$13,746	$156,684

Income Taxes Paid	$—	$—	$—	$—

See notes to consolidated financial statements.

Viper Powersports, Inc.
(A Development Stage Company)

Notes to Consolidated Financial Statements

1.    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Viper Powersports Inc. was incorporated in Nevada in 1980 under a different name, and was inactive for years.On March 31, 2005 the Company was recapitalized through a merger with Viper Motorcycle Company, a Minnesota corporation. The former shareholders of Viper Motorcycle Company acquired 93.5% of the capital stock of Viper Powersports Inc. in exchange for all of the capital stock of Viper Motorcycle Company. This transaction was effected as a reverse merger for financial statement and operational purposes, and accordingly Viper Powersports Inc. regards its inception as being the incorporation of Viper Motorcycle Company on November 18, 2002. (See Note 4 – Recapitalization). Upon completion of this reverse merger, Viper Motorcycle Company became a wholly-owned subsidiary of Viper Powersports Inc.

The stock exchange in this reverse merger was effected on a one-for-one basis, resulting in each shareholder of Viper Motorcycle Company receiving the same number and type of capital stock of Viper Powersports Inc. which they held in Viper Motorcycle Company prior to the merger.

Viper Performance Inc., also a wholly-owned subsidiary of Viper Powersports Inc., was incorporated in Minnesota in March 2005 for the purpose of receiving and holding engine development technology and related assets acquired by Viper Powersports Inc. These assets were acquired from Thor Performance Inc., a Minnesota corporation in March 2005 in exchange for 2,996,575 shares of common stock of Viper Powersports Inc. (See Note 3 – Purchase of Engine Development Technology.)

As used herein, the term “the Company” refers to “Viper Powersports Inc.”, and its wholly-owned subsidiaries, unless the context indicates otherwise.

The Company is a development stage company engaged in design and development of premium V-Twin cruiser motorcycles. The Company has sold its capital stock and debt securities in various private placements to fund its development, marketing and other operations. The Company also has issued substantial shares of its common stock to compensate officers and other employees, consultants, and vendors, and to satisfy outstanding debt and other obligations. The Company continues to rely upon loans and sales of its equity securities to fund current operations. The Company’s executive and administrative offices, and its engineering and development operations, are located in a 13,365 square foot facility in suburban Minneapolis, Minnesota.

Viper Powersports, Inc.
(A Development Stage Company)

Notes to Consolidated Financial Statements

1.    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Going Concern – The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $14,091,574 since inception, and currently has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the production of its motorcycles. Management has plans to seek additional capital through private placements and a public offering of its common stock. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Principles of Consolidation – The consolidated financial statements include the accounts of Viper Powersports Inc. and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Debt Conversions – During early 2005, Viper Motorcycle Company substantially reorganized its financial position by converting a total of $4,770,879 of its debt, including accounts payable and accrued liabilities and loans, into capital stock of the Company on the basis of $2.50 per share. Outstanding debt in the amount of $2,813,379 was converted into 1,125,354 shares of common stock and $1,957,500 was converted into 783,000 shares of preferred stock.

Use of Estimates – The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Loss Per Share – Basic and diluted net loss per common share is computed using the net loss applicable to common shareholders and the weighted average number of shares of common stock outstanding. Diluted net loss per common share does not differ from basic net loss per common share since potential shares of common stock from conversion of debt and the exercise of warrants and options are anti-dilutive for all periods presented.

Inventories – Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method (FIFO). Demonstration motorcycles are stated at manufacturing cost and reserves are recorded to state the demonstration motorcycles at net realizable value. The Company reviews inventory for obsolescence and excess quantities to determine that items deemed obsolete or excess are appropriately reserved.

Viper Powersports, Inc.
(A Development Stage Company)

Notes to Consolidated Financial Statements

1.    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Property and Equipment – Property and equipment are stated at cost. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets, which are 3 to 7 years. Leasehold improvements are amortized straight line over the shorter of the lease term or estimated useful life of the asset.

Impairment of Long Lived Assets – The Company reviews long-lived assets for impairment annually or more frequently if the occurrence of events or changes in circumstances indicates that the carrying amount of the assets may not be fully recoverable or the useful lives of the assets are no longer appropriate. Each impairment test is based on a comparison of the carrying amount of an asset to future net undiscounted cash flows. If impairment is indicated, the asset is written down to its estimated fair value on a discounted cash flow basis.

Revenue Recognition – The Company conducts its sales through a network of independent dealers, and the Company recognizes revenue for sales to dealers after the following has taken place:

•	Motorcycles are delivered, which is at the time they are shipped;

•	Title of the motorcycle passes to the dealer, generally at the time of shipment;

•	Collection of the relevant receivable is probable;

•	Persuasive evidence of an arrangement exists; and

•	The sales price is fixed or determinable.

The exception to the above statement is if the sale(s) to the dealer(s) are financed through dealer financing. At that point the company records revenue for the bike sold and a receivable from GE Commerical Finance.

The Company’s dealer agreement provides that the dealer has no right of return unless the Company authorizes the return.

Viper Powersports, Inc.
(A Development Stage Company)

Notes to Consolidated Financial Statements

1.    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Warranty – The Company provides warranty coverage for its motorcycles with unlimited miles within a one year period from date of purchase, including parts and labor necessary to repair the motorcycle during the warranty period.

A provision for the costs related to warranty expense will be recorded as a charge to cost of goods sold when revenue is recognized. The estimated warranty cost will be based on industry averages and the stage of production life cycle of the Company’s motorcycles. The warranty reserve will be evaluated on an ongoing basis to ensure its adequacy. At the same time the company calculates a Fair Market value of the risk associated with the dealer financing liability and records the entry. The liability exposure is based on using an industry average of ten percent (10%) for the motorcycle sales for the reporting period. Up to 2005 the company used a rate of five percent (5%) but now has adjusted to ten percent (10%).

Warranty information is detailed in the following table:

	December 31, 2005	December 31, 2004	December 31, 2003
Beginning balance	$27,591	$—	$—
Warranties issued	—	29,515	—
Warranty payments	(12,007)	(1,924)	—

Ending balance	$15,584	$27,591	$—

Research and Development – Research and development costs are expensed as incurred. Assets that are required for research and development activities, and have alternative future uses, in addition to its current use, are included in equipment and depreciated over their estimated useful lives. Research and development costs consist primarily of salaries and other compensation for development and engineering personnel, contract engineering and development costs for outsourced projects, equipment and material costs for development activities, and expenses for regulatory compliance and certifications.

Income Taxes – Income taxes are accounted for under the asset and liability method. Deferred income taxes, if any, are recognized for the difference between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Deferred income taxes, if any, will be recorded at the tax rates expected to be in effect when amounts are to be included in future taxable income. A valuation allowance is recorded to reduce the deferred tax assets to the amounts believed to be realizable. Due to the uncertainty regarding the Company’s future profitability, the future tax benefits of its losses have been fully reserved and no net tax benefit has been recorded in these financial statements.

Viper Powersports, Inc.
(A Development Stage Company)

Notes to Consolidated Financial Statements

1.    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Fair Value of Financial Instruments – The carrying values of balance sheet financial instruments approximates their fair values as the debt and assets were incurred and acquired recently. These financial instruments include cash, accounts receivable, accounts payable, accrued liabilities, notes payables and indebtedness to related parties. Management is of the opinion that the Company is not exposed to significant interest, credit or currency risks arising from these financial instruments.

Stock Options and Stock Based Compensation – The Company has elected to expense options granted to its employees under the provisions of SFAS 123 (Accounting for Stock-Based Compensation) with respect to employee stock options. There were no options issued from inception through December 31, 2003.

The fair values of the employee stock options granted during the years ending December 31, 2004 and 2005 were $29,863 and $497,700 respectively. The fair values of these option grants were determined using the Black-Scholes model with the following assumptions: a risk-free interest rate of 4.25%, an expected life of five years, 18% volatility, and no expected dividend yield.

The Company also issued common stock for services to employees, certain contractors and financing companies. As such, common stock was granted during the years ending December 31, 2004 and 2005 were $1,301,783 and $750,000 respectively.

The Company accounts for equity instruments issued to non-employees for services and goods under SFAS 123; EITF 96-18 (Accounting for Equity Instruments Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services); and EITF 00-18 (Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to other than Employees.) Generally, the equity instruments issued for services or goods are for common shares or common stock purchase warrants. These shares or warrants are fully vested, non-forfeitable and fully paid or exercisable at the date of grant and require no future performance commitment by the recipient. The Company expenses the fair market value of these securities over the period in which the Company receives the related services.

Dealer Floor Plan Financing – In May 2003, the Company entered into a floor plan financing agreement with GE Commercial Distribution Finance Corporation (CDF) to establish a financing facility for the Company’s independent dealers. Under this agreement, the Company submits an invoice to CDF describing the merchandise it ships to a dealer when the dealer requests floor plan financing from CDF. If CDF accepts the obligation to finance the merchandise, CDF pays the Company 97.6% to 100% of the amount invoiced. The Company must provide to CDF certain covenants when invoices are submitted for floor plan financing, relating to the bona fide nature of the order, title and saleability of the merchandise being financed.

Viper Powersports, Inc.
(A Development Stage Company)

Notes to Consolidated Financial Statements

1.    NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Dealer Floor Plan Financing (Continued) – Dealers of the Company also must each qualify independently with CDF to obtain financing through this facility, and CDF must accept each financing transaction prior to CDF being obligated to finance the merchandise. CDF’s obligation is also subject to certain conditions including delivery of the merchandise by the Company to the dealer within 30 days of CDF’s acceptance, receipt by CDF of the invoice within 10 days shipment to the dealer, and no revocation of CDF’s acceptance prior to shipment of the merchandise.

If CDF deems it necessary to repossess any merchandise financed by CDF, the Company must repurchase the merchandise from CDF at the greater of the unpaid balance on such merchandise or the Company’s original invoice price, regardless of the condition of the merchandise. The Company also must pay any expenses incurred by CDF relating to any repossession. The Company calculates a Fair Market Value of the risk associated by reserving ten percent (10%) based on the industry average for the motorcycle sales for the reporting period.

Either party upon 30 days written notice may terminate the Company’s floor plan financing facility with CDF anytime, and CDF may terminate the agreement anytime upon an event of default by the Company.

2.    EQUITY FINANCING AGREEMENTS

The Company incurred a net loss of $4,986,019, $5,761,208 and $14,091,574, for the years ending December 31, 2005 and 2004 and the period from inception (November 18, 2002) through December 31, 2005, respectively. Viper produced 25 motorcycles in 2004 as a “Development Stage Company” while producing only one bike per dealer (considered a “one-time” R&D production on the new bike).  The current business plan is to commence commercial production in the second quarter 2006.  No additional capital infusion will be required to start commercial production of motorcycles and engines.

The Company has completed the following financing transactions to fund the anticipated cash flow shortfall. On August 31, 2005 the Company completed a private placement of 1,000,038 shares at $3.90 per share resulting in net proceeds to the Company of $3,387,024. On August 26, 2005 the Company also entered into an agreement with Cornell Capital Partners, LP for a Standby Equity Distribution Agreement (“SEDA”) which enables the Company to draw down up to $500,000 per equity request, every five days. This equity capital infusion allows the Company to sell up to $15,000,000 in equity over a 24 month period. The Company must register its Common Stock under a registration statement with the Securities and Exchange Commission prior to the agreement becoming effective. Cornell will receive cash compensation of 4% of the gross proceeds of each stock sale made by the Company under this SEDA facility.

Viper Powersports, Inc.
(A Development Stage Company)

Notes to Consolidated Financial Statements

2.    EQUITY FINANCING AGREEMENTS (Continued)

To obtain this SEDA facility, the Company issued 134,920 shares of its common stock to Cornell and also granted Cornell stock purchase warrants to purchase 1,750,000 common shares of the Company exercisable over a three-year period at $4.60 per share. The Company also issued 1,587 shares of its Common stock to Monitor Capital, Inc, who acted as Placement Agent for the SEDA facility.

3.    PURCHASE OF ENGINE DEVELOPMENT TECHNOLOGY

Effective March 31, 2005, Viper Powersports Inc., acquired substantial motorcycle engine technology and related assets from Thor Performance Inc., a Minnesota corporation. These assets were acquired in exchange for 2,996,575 shares of common stock of Viper Powersports Inc. issued to Thor Performance, Inc. The Company valued the engine development technology at $2.50 per share and capitalized $7,341,438 for the value of the motorcycle engine development. This motorcycle development was designed and developed over the past 6 to 7 years by Melling Consultancy Design (MCD), an engine development firm based in the United Kingdom, which has previously designed both motorcycle and auto racing engines.

Motorcycle development technology acquired from Thor Performance Inc. includes designs and prototypes for various V-Twins and other motorcycle engines and other components, and a $150,000 commitment by Thor Performance Inc. to fund the completion of certain development in progress being conducted by MCD, which commitment has been fulfilled. The Company had an independent appraisal of the engine development technology conducted which, under the income methodology approach, valued the engine development technology at $19,616,400.

In accordance with SFAS 2, Accounting for Research and Development Costs, and SFAS 142, Goodwill and Other Intangible Assets, the Company’s policy is to capitalize costs incurred in connection with the purchase, from outside parties, of new engine development technology. Any internally developed technology would be classified as research and development, and would be immediately expensed. During 2005 the Company capitalized $ 7,341,438 of motorcycle engine development cost. The Company’s policy is to amortize the cost capitalized in connection with developing engine technology on a straight line basis over 10 years. No amortization was taken during 2005 due to the asset being placed in service during 2006 when sales begin to take place.

Viper Powersports, Inc.
(A Development Stage Company)

Notes to Consolidated Financial Statements

4.    RECAPITALIZATION

On March 31, 2005 Viper Powersports Inc. was merged with Viper Motorcycle Company pursuant to a merger agreement dated March 11, 2005. Upon consummation of this merger, Viper Motorcycle Company became a wholly-owned subsidiary of Viper Powersports Inc. Prior to the merger Viper Powersports Inc. was an inactive publicly-held company.

Immediately after completion of the merger, the former stockholders of Viper Motorcycle Company owned 93.5% of the outstanding shares of capital stock of Viper Powersports Inc. Accordingly, this transaction constituted a reverse merger which is regarded as if Viper Motorcycle Company had acquired Viper Powersports Inc. These financial statements present operations of Viper Motorcycle Company from its inception on November 18, 2002, and do not include any prior operations of Viper Powersports Inc.

For accounting and financial reporting purposes, this reverse merger was treated as a recapitalization of Viper Powersports Inc. Viper Powersports Inc. had no assets or liabilities and no business other than the search for a suitable merger target, and accordingly its book value has been stated at zero on the recapitalized balance sheet.

Pursuant to the one-for-one share exchange basis of this merger, the stockholders of Viper Motorcycle Company exchanged all of their capital stock for a like amount and type of capital stock of Viper Powersports Inc. Common stockholders of Viper Motorcycle Company acquired a total of 8,272,324 shares of common stock of Viper Powersports Inc., including shares issued for engine development technology. Preferred stockholders of Viper Motorcycle Company acquired a total of 783,000 shares of preferred stock of Viper Powersports Inc., which preferred shares are convertible into common shares on a one-for-one basis.

Additionally under this reverse merger, all outstanding options and warrants to purchase common stock of Viper Motorcycle Company were converted into like options and warrants to purchase common stock of Viper Powersports Inc.

5.    RELATED PARTY TRANSACTIONS

Since inception, the Company has entered into many transactions with related parties consisting of officers, directors and beneficial owners of more than 10% of its common stock, including the following:

Debt Conversions – Incident to reorganizing the Company during January-March 2005, outstanding debt of the Company in the aggregate amount of $4,770,879 was converted into capital stock of the Company based on $2.50 per share. These debt conversions included $3,476,547, owed to officers, directors and shareholders consisting of $2,694,418 in outstanding loans and interest thereon, accrued compensation and accounts payable of $344,629, and $437,500 to settle and terminate an employment contract with a former officer.

Viper Powersports, Inc.
(A Development Stage Company)

Notes to Consolidated Financial Statements

5.    RELATED PARTY TRANSACTIONS (Continued)

Thor Performance, Inc. – Effective March 31, 2005 the Company acquired substantial motorcycle and engine development technology and related assets from Thor Performance, Inc. in exchange for 2,996,575 shares of common stock of the Company valued at $2.50 per share. (See Note 3). Due to this transaction, an officer and three (3) principal shareholders of this Company beneficially acquired 2,401,192 common shares of the total issued for Thor Performance, Inc.

Common Stock Issued for Services – In December 2004, the Company granted a total of 189,700 shares of its common stock, valued at $2.50 per share, to employees as additional compensation for 2004. These common shares were fully vested and fully paid upon their grant, and included 125,000 shares granted to the President of Viper Motorcycle Company.

Prior to December 2004, the Company had issued other stock grants from time to time for services including officers, directors and shareholders. These transactions included stock grants in November 2002 to March 2003 of 411,250 common shares of $.40 per share, in May 2003 of 822,500 common shares at $1.00 per share, in December 2003 of 42,500 common shares at $2.00 per share, and in May 2004 of 16,000 common shares at $2.50 per share.

The value of common shares issued in all these stock grants for services was determined by the Company’s Board of Directors based on concurrent sales of the Company’s common stock to unrelated parties as well as the development status of the Company’s business at the time of these stock grants.

Private Placements – In connection with various private placements of the Company’s common stock since inception, officers, directors and shareholders have purchased its common stock on the same terms under which unrelated parties have participated in these placements. Sales to officers, directors and shareholders in private placements has included a total of 504,750 common shares at $.40 per share in a placement from November 2002 to March 2003 a total of 70,000 common shares at $2.00 per share in a June to December 2003 placement, and a total of 40,212 common shares at $2.50 per share in a February to March 2005 placement.

Viper Powersports, Inc.
(A Development Stage Company)

Notes to Consolidated Financial Statements

5.    RELATED PARTY TRANSACTIONS (Continued)

Indebtedness to Principal Shareholders – From December 2003 to August 2004, David Palmlund III (a principal shareholder) loaned a total of $2,000,000 to the Company, for which he received various notes bearing interest rates from 10% to 35% and having maturity dates from August 2004 to September 2005. All of this debt was outstanding as of December 31, 2004. In March 2005, except for $150,000 of a Series A Convertible Secured Note, Mr. Palmlund converted all of his debt, including accrued interest, into 740,000 shares of preferred stock of the Company and 64,635 shares of common stock of the Company, all based on the share price of $2.50. The unconverted $150,000 Series A Note bears an interest rate of 18% per annum, and is convertible into common shares of the Company on the basis of $2.50 per share. The Series A note matures on September 30, 2005. This Series A Note is also secured by tangible and intangible assets of the Company.

Indebtedness to Related Parties – Five other related parties, including an officer, two directors, and two principal shareholders have made substantial cash advances or working capital loans to the Company from time to time since its inception. They have received unsecured 8% notes for these advances and loans. As of December 31, 2004 $673,237 of these 8% notes was outstanding, including accrued interest. In February to March 2005, all outstanding 8% notes of the Company, including accrued interest thereon, were converted into shares of common stock of the Company based the price of $2.50 per share.

Guarantee of Letter of Credit – In February of 2006 the Letter of Credit was renewed in the amount of $200,000. In February of 2005 the Letter of Credit was renewed and increased from the $100,000, originally obtained in January 2004, to $200,000. In January 2004, the Company obtained a $100,000 Letter of Credit from Compass Bank of Dallas Texas in favor of GE Commercial Distribution Finance Corporation. This Letter of Credit also was guaranteed by David Palmlund III (a principal shareholder), who is being paid $3,000 per month as long as the guarantee is outstanding.

Consulting Compensation – During 2003 and 2004, the Company paid compensation to a principal shareholder for consulting services related to motorcycle production development and creation of an assembly manufacturing system. These consulting expenses included $55,000 in 2003 and $36,000 in 2004.

Employment Agreement – In January 2004, the Company entered into a 3-year employment agreement with Terry Nesbitt to pay him an annual salary on the basis of $94,600 until April 2004 and thereafter on an annual basis of $104,060. This agreement also provided for him to be paid total bonuses of $25,000 in 2004. The agreement also obligates the Company to provide his medical insurance, a monthly fuel expense allowance, a vehicle for his travel purposes, and reimbursement of his reasonable out-of-pocket expenses. Mr. Nesbitt’s agreement also provides that if his employment is terminated without cause, he will receive a cash severance payment equal to 75% of his annual compensation for 24 months.

Viper Powersports, Inc.
(A Development Stage Company)

Notes to Consolidated Financial Statements

5.    RELATED PARTY TRANSACTIONS (Continued)

Settlement of Employment Contract – In January 2005 the Company issued a total of 175,000 shares of common stock expensed on a per share price of $2.50, for the termination of an officer’s employment contract.

Inventory Financing – In November 2005 the Company entered into a Inventory Financing Arrangement with one of its principal shareholders, David Palmlund, to provide a total of $800,000 for securing inventory related to starting production in the second quarter of 2006. Interest of two percent (2%) per month was to be paid on the average outstanding balance during each month. The outstanding balance was to be repaid at the end of ninety (90) days as the agreement would terminate. Only $100,000 had been borrowed under the agreement as of December 31, 2005. In January 2006 the agreement was extended for another 90 days and $300,000 has been borrowed.

6.    COMMON STOCK WARRANTS AND OPTIONS

The Company has issued warrants to purchase a total of 2,383,639 shares of its common stock, and also has granted options to purchase a total of 932,000 of its common shares.

Warrants – Outstanding warrants of the Company to purchase 53,635 common shares at a price of $2.00 per share have three-year terms, expiring from June 2006 to January 2007; and outstanding warrants to purchase 330,000 common shares at the price of $2.50 per share have five-year terms, expiring from December 2008 to March 2010; outstanding warrants to purchase 150,000 common shares at a price of $6.00 per share have a five-year term expiring in January 2010; outstanding warrants to purchase 1,750,000 common shares at a price of $4.60 per share have a three-year term expiring August 2008; and outstanding warrants to purchase 100,004 common shares at a price of $3.90 per share have a five year term expiring August 2010. Related parties hold warrants to purchase 262,500 of these warrant shares, with the other warrants being held by persons who have provided financial or consulting services to the Company. No warrants issued by the Company have been exercised so far.

Stock Options – Outstanding stock options all have five-year terms expiring from January 2009 to November 2010. They consist of options to purchase 782,000 common shares at a price of $2.50 per share, an option to purchase 75,000 common shares at a price of $2.00 per share, and options to purchase 75,000 common shares at a price of $5.00 per share. Related parties hold options to purchase 647,000 common shares, and the balance of options to purchase 285,000 common shares are held by current and former employees and directors of the Company. No stock options granted by the Company have been exercised so far.

Viper Powersports, Inc.
(A Development Stage Company)

Notes to Consolidated Financial Statements

6.    COMMON STOCK WARRANTS AND OPTIONS (Continued)

VIPER POWERSPORTS, INC.
COMMON STOCK WARRANTS & OPTIONS

	Options		Warrants
	12/31/2005	12/31/2004	12/31/2005	12/31/2004

Beg Bal	165,000	—	283,635	116,135

Issued	767,000	165,000	2,100,004	167,500

Exercised	—	—	—	—

Cancelled	—	—	—	—

End Bal	932,000	165,000	2,383,639	283,635

Exercisable	882,000	165,000	2,383,639	283,635

7.    LEASING ACTIVITIES

On July 2, 2004 the company entered into a capital lease with CNC Associates for HAAS VF2-SS CNC milling machine for a term of 60 months. Monthly payments of $1,421.58 are required under the lease.

On October 17, 2005 the company entered into a capital lease with Citizen Automobile Finance for the acquisition of 2004 Delivery Van for a term of 60 months and an interest rate of 7.99%. Monthly payments of $407.36 are required under this lease.

On December 7, 2005 the company entered into a capital lease agreement with Venture Bank for the acquisition of a 2004 Chevy Truck for the term of 48 months and an interest rate of 8.5%. The interest rate is variable. Monthly payments of $802.92 are required under this lease.

Viper Powersports, Inc.
(A Development Stage Company)

Notes to Consolidated Financial Statements

7.    LEASING ACTIVITIES (Continued)

On December 30, 2005 the company entered into a capital lease with lngersoll Rand for a Compressor for a term of 24 months. Monthly payments of $448.46 are due under this lease.

On February 6, 2006 the company entered into an operating lease for manufacturing and office space to accommodate the company’s future manufacturing operations. The term of the lease is sixty (60) months beginning March 1, 2006. Future minimum lease payments under this agreement have been included in the schedule of minimum operating lease payments. Monthly base lease payments of $15,898.58 are required during the entire term of the lease. The months of March and April 2006 will be progress payments as the interior is under construction and the first full payment will be due May 1, 2006 in the amount of $15,898.58. Additionally, approximately $9,400 in other costs such as CAM and taxes will be paid monthly. These other costs will be adjusted on a yearly basis and will either move up or down.

Minimum lease payments are as follows:

	Capital Lease	Operating Lease
For the years ending December 31,
2006	$35,671	$146,143
2007	36,120	190,783
2008	31,186	190,783
2009	23,621	190,783
2010	4,481	190,783
2011	—	31,797

Total	131,079	$941,072

Amount for Interest	13,403

NET	117,676
Less: Current Portion	30,795

Long-Term Portion	$86,881

8.    PREFERRED STOCK

The Company has authorized 20,000,000 shares of preferred stock with par value of $.001 per share. Of these, 783,000 have been designated as Series A Preferred Stock with a stated value of $2.50 per share. The 783,000 shares were issued for debt at $2.50 per share, and are issued and outstanding as of August 31, 2005. Each share of Series A Preferred Stock has one voting right, cumulative annual dividend rights of $.20 per share, conversion rights for one share of common stock, liquidation preference of $2.50 per share, and a provision for antidilution in the case of stock splits, dividends, recapitalizations, mergers or other business combinations.

9.    SUBSEQUENT EVENT

On January 17, 2006 the Company terminated its SEDA agreement (discussed in Note 2) with Cornell Capital Partners, LP. In accordance with the termination agreement, the Company canceled 83,333 shares of its common stock and 1,750,000 of its warrants that were issued in connection with the agreement. As a result of this termination, the Company has no agreement in place to obtain the equity funding required to implement its business plan.

On February 3, 2006 the Company entered into a Lease Agreement with Big Lake Partners LLC (the “Lessor”) to lease our future permanent production, marketing and administrative facilities consisting of 36,000 square feet. The lease space is contained in a modern manufacturing/office building in Big Lake, Minnesota, and the initial lease term is for five years. We expect to complete the move to this new facility by the end of April 2006.

We must pay monthly rental for the leased premises in the amount of $15,898.58 plus monthly additional rental to pay for our pro rata share of utilities, real estate taxes, insurance, janitorial services, common area maintenance and other costs which we estimate will total approximately $9,400 monthly during 2006. We also have an option to renew the lease for a five-year term provided we agree to lease payments “equal to market rents as determined by the Lessor.”

VIPER POWERSPORTS INC.
INDEX TO EXHIBITS

Form 10-KSB for Fiscal Year Ended December 31, 2005	Commission File No. 000-51632

Exhibit Number	Description
2 +	Agreement and Plan of Business Combination
3.1 +	Articles of Incorporation
3.2 +	Bylaws
4 +	Rights of Series A Preferred Shareholders
10.1 +	Asset Purchase Agreement
10.2 +	Dealer Agreement
10.3 +	Financing Floor Plan Vendor Agreement
10.5 #	Racing Partners Management Inc. Consulting Agreement
10.6 #	Nesbitt Employment Agreement(1)
10.7 #	Palmlund Secured Inventory Financing Agreement
10.8 #	Palmlund Series A 18% Convertible Secured Note
10.9 #	V-Twin Engine Component Purchase Order With MCD
10.10 #	Placement Agent Agreement With Bathgate Capital Partners LLC
10.11 *	Financing Services Consulting Agreement With US Euro Consulting, Inc.
10.12 *	Long-Term Lease Agreement for Big Lake Facility (without Exhibits)
10.13 *	Viper Motorcycle Company Amendment to Secured Inventory Financing Agreement
21 +	Subsidiaries of Registrant
31.1 *	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 *	Certification of Principal Executive Officer and Principal Financial Officer Under Section 906 of the Sarbanes-Oxley Act of 2002
_________________
+	Filed previously with Form 10-SB which was filed on November 22, 2005.
#	Filed previously with Amendment #1 to Form 10-SB which was filed on January 19, 2006.
*	Filed with this Annual Report for fiscal year ended December 31, 2005.
(1)	Management agreement or compensatory plan or arrangement.