Form 10QSB
period 2006-03-31
VIPER POWERSPORTS INC
filed 2006-05-12
CIK 1337213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

Commission File No. 000-51632

VIPER POWERSPORTS INC.
(Exact name of small business issuer as specified in its charter)

Nevada	41-1200215
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

19950 177th St., Suite F, Big Lake, Minnesota	55309
(Address of principal executive offices)	(Zip Code)

(763) 263-5700
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒

The number of shares of common stock outstanding was 9,993,047 as of May 12, 2006.

Transitional Small Business Disclosure Format (check one): Yes  ☐ No ☒

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION
Item 1.	Financial Statements
Item 2.	Managment’s Discussion and Analysis
Item 3.	Controls and Procedures

PART II: OTHER INFORMATION
Item 2.	Unregistered Issuance of Warrants

SIGNATURE:

INDEX TO EXHIBITS
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

PART I: FINANCIAL INFORMATION

Item 1:   Financial Statements

Viper Powersports Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Quarter Ended March 31, 2006	Quarter Ended March 31, 2005	Cumulative from Inception November 18, 2002 through March 31, 2006
Revenue	$(24,096)	$—	$618,027
Cost of revenue	35	—	502,098

Gross profit	(24,131)	—	115,929

Operating Expenses:
Research and development costs	166,384	127,247	2,991,799
Selling, general and administrative	662,859	1,006,529	12,028,013

	829,243	1,133,776	15,019,812

Loss from operations	(853,374)	(1,133,776)	(14,903,883)

Other (expenses) income:
Interest expense	(38,500)	(107,091)	(362,277)
Other income	4,723	22,978	287,435

Net Loss	$(887,151)	$(1,217,889)	$(14,978,725)

Net Loss Per Common Share

(Basic and diluted)	$(0.16)	$(0.22)

Weighted Average Shares

Common Stock Outstanding	5,452,222	5,452,222

See accompanying notes to financial statements.

Viper Powersports Inc.
(A Development Stage Company)
Consolidated Balance Sheet
(Unaudited)

March 31, 2006
Assets

Current Assets:
Cash	$317,807
Accounts receivable	464
Inventory and supplies	397,763
Prepaid Expenses and other	64,256

Total Current Assets	780,290

Fixed Assets:
Office & computer equipment	113,979
Manufacturing and development equipment	290,646
Vehicles	101,799
Leasehold improvements	39,270
Accumulated depreciation	(194,950)

Total Fixed Assets	350,744

Other Assets:
Engine development costs	7,341,438
Rental deposit and other	65,238

Total Other Assets	7,406,676

Total Assets	$8,537,710

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities:
Accounts payable	101,701
Accrued liabilities	46,735
Shareholder note	950,000
Current portion of capital lease	30,795

Total Current Liabilities	1,129,231

Long-Term Liabilities:
Capital lease, less current portion	81,936

Total Long-Term Liabilities	81,936

Total Liabilities	1,211,167

Stockholders’ Equity (Deficit):
Preferred stock, $.001 par value; authorized 20,000,000 shares;
783,000 issued and outstanding at March 31, 2006	783

Common Stock, $.001 par value; authorized 100,000,000 shares;
10,126,376 issued and outstanding at March 31, 2006	10,126
Paid in Capital	22,294,359
Accumulated deficit during the development stage	(14,978,725)

Total Stockholders’ Equity (Deficit)	7,326,543

Total Liabilities and Stockholders’ Equity (Deficit)	$8,537,710

See accompanying notes to the financial statements.

Viper Powersports Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	Quarter Ended		Cumulative from Inception (November 18, 2002) to March 31, 2006
	March 31, 2006	March 31, 2005
Cash Flows Used in Operating Activities:
Net Loss	$(887,151)	$(1,217,889)	$(14,978,725)

Expenses not Requiring an Outlay of Cash:
Depreciation	25,903	23,254	194,153
Common stock and warrants issued for compensation and expenses	0	604,800	3,946,249

Net Cash Used in Operations	(861,248)	(589,835)	(10,838,323)
Changes to Operating Assets and Liabilities:
Decrease (Increase) in accounts receivable	(408)	9,335	(463)
Decrease (Increase) in supplies and prepaids	11,322	(16,120)	(242,804)
Decrease (Increase) in inventories	(219,216)	79,543	(219,216)
Decrease (Increase) in rental deposits and other	(15,896)	12,217	(71,497)
Increase (decrease) in accounts payable	56,181	132,737	101,703
Increase (decrease) in accrued liabilities	(21,124)	63,131	64,029

Cash Flows Used in Operating Activities	(1,050,389)	(308,992)	(11,206,571)

Cash Flows Used in Investing Activities:
Funding from Thor Performance for engine development	0	77,499	150,000
Purchase of intellectual property	—	0	(35,251)
Purchase of fixed assets	(17,209)	(1,850)	(503,388)

Cash Flows Used in Investing Activities	(17,209)	75,649	(388,639)

Cash Flows from Financing Activities:
Net proceeds from sale of stock	0	280,530	5,957,104
Checks in excess of bank balance (reduction)	0	1,701	—
Stockholder loan and capital lease payments	(4,946)	(8,382)	(602,326)
Loans from stockholders	700,000	35,500	6,558,239

Cash Flows from Financing Activities	695,054	309,349	11,913,017

Net Increase (decrease) in Cash	(372,544)	76,006	317,807

Cash at Beginning of Period	690,351	36	—

Cash at End of Period	$317,807	$76,042	$317,807

Supplemental Non-Cash Financing Activities and Cash Flow Information:

Common Stock issued for accounts payable (expenses)	$—	$1,268,698	$1,323,698

Common Stock issued for accrued liabilities (expenses)	$—	$553,521	$553,521

Preferred Stock issued for Debt	$—	$1,957,500	$1,957,500

Common Stock issued for Debt	$—	$991,160	$1,101,328

Common Stock and Warrants issued for Services	$—	$497,700	$2,338,799
Common Stock issued for software (assets)	$—	$—	$50,000

Common Stock Issued for Engine Development Technology
and engine development obligation of $150,000	$—	$7,491,437	$7,341,437

Equipment Acquired via capital lease	$—	$—	$72,596

Stock Warrants Issued with Convertible Debt	$—	$110,168	$132,201

Interest Paid	$41,762	$13,746	$208,446

Income Taxes Paid	$—	$—	$—

See accompanying notes to financial statements.

Viper Powersports Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	Basis of Presentation

The consolidated balance sheet as of March 31, 2006, the consolidated statements of operations for the three month periods ended March 31, 2006 and 2005 and the consolidated statements of cash flows for the three month periods ended March 31, 2006 and 2005 have been prepared by Viper Powersports Inc., (the “Company”) without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, results of operations and cash flows as of March 31, 2006 and for the three month periods ended March 31, 2006 and 2005 presented herein have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Annual Report on Form 10-KSB of the Company for the fiscal year ended December 31, 2005.

B.	Going Concern

The accompanying financials statements have been prepared assuming the Company will continue as a going concern. The Company has no current revenues and has a negative working capital position of $398,941 as of March 31, 2006. Current cash and cash available is not sufficient to fund operations beyond a short period of time. These conditions create uncertainty as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 2:   Management’s Discussion and Analysis

The following discussion should be read and considered along with our consolidated financial statements and related notes included in this 10-QSB. These financial statements were prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP). This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ substantially from those anticipated in these forward-looking statements as a result of various factors including those set forth in the “Risk Factors” section of our 10-KSB filing for December 31, 2005.

Business Development Overview

Viper Powersports Inc., formerly ECCO Capital Corporation (“ECCO”), was incorporated in Nevada in 1980 under an earlier name. Prior to 2001, ECCO was for years actively engaged in an automobile leasing business. ECCO was unable to become profitable, and ceased all active operations in 2001. ECCO remained inactive until early 2005 when it acquired Viper Motorcycle Company, a Minnesota corporation. Incident to this acquisition, ECCO changed its name to Viper Powersports Inc. The business combination between Viper Powersports Inc. and Viper Motorcycle Company was effected as a reverse acquisition. Accordingly, Viper Powersports Inc. regards its inception as being the incorporation of Viper Motorcycle Company in November 2002.

Effective March 31, 2005, Viper Powersports Inc. acquired all of the outstanding capital stock of Viper Motorcycle Company through a stock exchange, resulting in Viper Motorcycle Company becoming a wholly-owned subsidiary of Viper Powersports Inc. For accounting and operational purposes, this transaction was a recapitalization of Viper Powersports Inc. through this reverse acquisition, and Viper Motorcycle Company is regarded as the acquirer. Our financial statements reflecting this reverse acquisition have been prepared to give retroactive effect to the incorporation of Viper Motorcycle Company on November 18, 2002 and represent the operations of Viper Motorcycle Company since its inception. Since Viper Powersports Inc. had no assets or liabilities at the time of this acquisition, its book value has been stated as zero on the recapitalized balance sheet.

The stock exchange for this reverse acquisition was affected on a one-for-one basis, resulting in the stockholders of Viper Motorcycle Company exchanging all of their outstanding capital stock for an equal and like amount of capital stock of Viper Powersports Inc. Viper Powersports Inc. issued 8,378,324 shares of its common stock and 783,000 shares of its preferred stock to shareholders of Viper Motorcycle Company to complete this reverse acquisition, resulting in the former shareholders of Viper Motorcycle Company acquiring approximately 94% of the combined entity from the acquisition. In addition, all holders of stock options and warrants for the purchase of common stock of Viper Motorcycle Company received similar options and warrants to purchase common stock of Viper Powersports Inc.

Our reverse acquisition was part of a major reorganization undertaken and completed by us in early 2005, during which we converted most of our debt into our capital stock. At the time, we believed we could not survive as an ongoing entity and obtain further material financing unless we eliminated our outstanding debt. Our debt conversions in this reorganization took place in January through February 2005, and they were all effected on a conversion basis of $2.50 per share of capital stock of Viper Powersports Inc. These debt conversions included accounts payable, accrued liabilities and matured loans. We satisfied total liabilities of $4,770,879 including $2,813,379 being converted into 1,125,354 common shares and $1,957,500 being converted into preferred shares which are convertible into our common shares on a one-for-one basis.

In March 2005, we also acquired major engine development technology including the V-Twin engines which now power our Diablo and Diamondback cruisers, and will power other motorcycle models designed and developed by us for the foreseeable future. This strategic asset purchase has enabled us to include and offer our own proprietary engine in our motorcycles, and also to market and sell engines under our own brand in the large motorcycle aftermarket. This engine technology was designed and developed over the past six to seven years by Melling Consultancy Design (MCD), a leading engine design and development firm based in England. We purchased our engine development assets from Thor Performance Inc., a Minnesota corporation in exchange for 2,996,575 shares of our common stock valued at $2.50 per share. Related parties of our company control and own a substantial majority of Thor Performance Inc.

Viper Performance Inc. was incorporated by us in March 2005 as a wholly-owned Minnesota corporation. We organized and incorporated Viper Performance Inc. for the purpose of receiving and holding the engine development technology and related assets which we acquired from Thor Performance Inc.

Operational Overview

We are a motorcycle company in the business of designing, developing, producing and marketing a line of premium custom V-Twin motorcycles popularly known as “cruisers.” Our motorcycles will be distributed and sold under our Viper brand through a nationwide network of independent motorcycle dealers. Marketing of our motorcycles is targeted toward the upscale market niche of motorcycle enthusiasts who prefer luxury products and are willing to pay a higher price for enhanced performance, innovative styling and a distinctive brand. We believe there is a consistently strong demand for upscale or luxury products like our American-styled classic Viper cruisers and our premium V-Twin engines.

In 2004, we produced and sold to our initial dealer base a preliminary production run of our first cruiser model which was powered by a non-proprietary engine. These 2004 sales consisted of 25 motorcycles which generated revenues of approximately $600,000. We then discontinued any further production operations in order to concentrate on obtaining proprietary V-Twin engine technology as well as to complete certain other planned enhancements to our initial model. In early 2005, we completed the acquisition of our engine development technology to allow us to have our own V-Twin engines to power all Viper motorcycles. We completed extensive testing of our proprietary V-Twin engine prototypes in late 2005, and we have been very satisfied with their performance while powering our cruisers during all kinds of street and highway running conditions.

During 2005, we also completed certain planned styling enhancements and component modifications to our Diablo and Diamondback cruiser models, and we believe both of these motorcycles now satisfy all styling, performance and quality standards or criteria we established to be met before their commercial introduction.

For the past few months, we have been primarily involved in commercial production and marketing operations and activities. From February through May 2006, we attended and displayed our motorcycles at the leading annual dealer show for cruiser motorcycles in Cincinnati, the week-long Daytona rally and currently the Myrtle Beach Bike Show. We have been and are currently devoting considerable marketing efforts toward recruiting and retaining additional independent dealers for our distribution network. Regarding commercial production, we have ordered or sourced all materials and components necessary for our planned 2006 production, many of which are now being delivered to us. We have also ordered significant CNC capital equipment suitable for our planned production operations. Our V-Twin engine requirements for 2006 are currently being produced for us in England and we received the first shipment of engine components for our commercial production.

We also recently entered into a five-year lease for permanent corporate facilities of 36,000 square feet, which will provide us with ample spaces and offices to satisfy our production, development, inventory storage, product warehousing, marketing and administrative needs for the foreseeable future. Our new facility is located in Big Lake, Minnesota, and we have completed moving to the new facility. We also expect to complete our initial commercial production of Diablo and Diamondback cruisers for shipment to dealers from our new facility by July 2006.

Results of Operations

Revenues

Since our 2002 inception, we have generated total revenues of $618,027 most of which occurred in 2004 before we discontinued offering a motorcycle with a non-proprietary engine. We anticipate that our future revenues for the next 12 months will be primarily from sale of Viper cruisers, although we expect to begin obtaining sales of our proprietary engines in the aftermarket by the second quarter of 2007. We anticipate receiving additional revenues from our planned line of custom parts and accessories for the motorcycle aftermarket as well as our Viper branded apparel and other merchandise.

We believe our future revenue stream will be most significantly affected by customer demand for Viper cruisers, performance of our proprietary V-Twin engines, our ability to timely manufacture our motorcycle products in response to dealer and customer orders, recruitment and retention of dealers who actively promote and sell our products, and dealer acceptance of our floor plan financing facility.

We currently have outstanding orders from our dealers for approximately 200 Viper cruisers.

Operating Expenses

From our inception in November 2002 through March 31, 2006, we incurred total operating expenses of $15,019,812 including $2,991,799 of research and development expenses and $12,028,013 of selling, general and administrative expenses.

Research and development expenses consist primarily of salaries and other compensation for development personnel, contract engineering costs for outsourced design or development, supplies and equipment related to design and prototype development activities, and costs of regulatory compliance or certifications.

Selling, general and administrative expenses consist primarily of salaries and other compensation for our management, marketing and administrative personnel, facility rent and maintenance, advertising and promotional costs including trade shows and motorcycle rallies, sales brochures and other marketing materials, dealer recruitment and support costs, development of accounting systems, consulting and professional fees, financing costs, public relations efforts and administrative overhead costs.

Comparison of Quarter Ended March 31, 2006 to Quarter Ended March 31, 2005.

Revenues and Gross Profit

Revenues for the 1st Quarter of 2006 were $(24,096) consisting of payment to CDF for one motorcycle, compared to revenues of $0 for the 1st Quarter of 2005.

Cost of revenues were effectively $0 for the periods of comparison.

Research and Development Expenses

Research and development increased by $39,137 to $166,384 for the 1st Quarter 2006 from $127,047 for the 1st Quarter 2005. This increase was due primarily to increased development expenses – as we began to enter the production stage.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased by $343,670 to $662,859 for the 1st Quarter 2006 from $1,006,592 for the 1st Quarter 2005. This decrease was due to a careful monitoring of expenses during the 1st Quarter of 2006 and reduction of employees.

Loss from operations

Operational losses for the first Quarter 2006 were $887,151 compared to $1,217,889 for the first Quarter 2005. This decrease in losses of $330,738 in 2005 was due to careful control of all expense areas.

Interest expense

Interest expense for the 1st Quarter 2006 was $38,500 compared to $107,091 for the 1st Quarter 2005. This decrease of $68,591 during the 1st Quarter 2006 was due to conversion of debt and loans to stock.

No income tax benefit was recorded regarding our net loss for our the 1st Quarters 2006 and 2005, since we could not determine that it was more likely than not that any tax benefit would be realized in the future. We have established a valuation allowance to offset any deferred tax asset for which we have made such a determination.

Since we are just beginning commercial operations, our operations are subject to all of the risks inherent in the development of a new business enterprise, including the ultimate risk that we may never commence full-scale operations or that we may never become profitable. We do not expect to make material shipments of our motorcycles to dealers until the fall of 2006. Our historic spending levels are not indicative of future spending levels since we are entering a period requiring increased spending for commercial operations including significant inventory purchases, increased marketing and dealer network costs, and additional general operating expenses. Accordingly, our losses could increase significantly until we succeed in generating substantial product sales, which may never happen.

We currently have 16 employees, including four in management and administration, three in design and development, two in sales and marketing, two in purchasing and inventory control, and five in production and quality control. We anticipate hiring three to four additional production assembly personnel and a dealer support employee in 2006 incident to our planned commercial production and marketing operations. We do not anticipate any other increase in our number of employees for the next 12 months.

Engine Production

We are currently outsourcing the production of our major engine components to Melling Consultancy Design (MCD) to satisfy our planned 2006 production needs. Since MCD designed and developed our proprietary V-Twin engines, we are particularly comfortable having our commercial engine components initially being manufactured by MCD.

We intend to commence in-house V-Twin engine production at our new facility in Big Lake by January 2007, after which we do not anticipate further outsourcing of our major engine components.

Liquidity and Capital Resources

Since our inception, we have financed our development, capital expenditures, and working capital needs through sale of our common stock to investors in private placements and substantial loans from our principal shareholders. We raised a total of approximately $6.1 million through the sale of our common stock in private placements, and in excess of $3.5 million through loans from our principal shareholders.

We also satisfied substantial employee compensation, consulting fees, product development, marketing and administrative expenses directly through issuance of our common stock. Since our 2002 inception, we have satisfied a total of approximately $2.4 million for such expenses through payment with our common stock.

As of March 31, 2006, we had cash resources of $317,807, total liabilities of $1,211,167, and a negative working capital position of $348,941.

Dealer Warrant Program

The Company has launched a dealer warrant program whereby each dealer ordering at least 5 motorcycles will be awarded 5,000 dealer warrants with a strike price of $5.00 per dealer warrant. Each additional motorcycle ordered by dealer will qualify dealer for an additional 1,000 dealer warrants. The dealer warrants will expire in 5 years and carry a strike price of $5.00 per warrant. The dealer warrant program ended on April 21, 2006. 200,000 warrants were issued under this program of which 25 dealers qualified under the program.

Production Inventory Financing

In October 2005, we entered into a Secured Inventory Financing Agreement with David Palmlund III, one of our principal shareholders, as the Lender. The agreement provides us with production inventory financing up to $800,000, which has enabled us to order and pay for substantial components and supplies for our commercial production operations. We have utilized the initial $800,000 of this inventory financing facility. We pay the Lender monthly interest of 2% of the average monthly outstanding amount owed by us. We have established a special bank account for depositing all funds from the Lender, which account can only be used by us to pay vendors who have provided supplies for our commercial production. If this agreement is still in effect when we commence commercial shipments of motorcycles to our dealers, we must then deposit 80% of any payments we receive for our motorcycles into the special bank account. On March 21, 2006, the agreement was amended to increase the inventory financing amount from $800,000 to $1,250,000 immediately, with the intent of an additional increase of $250,000 ($1.5 million total) as mutually agreed to by us and the Lender. The term of the agreement was also extended to expire the earliest of August 31, 2006 or upon closing of this offering. We intend to satisfy all outstanding liability owed to the Lender on this facility from the proceeds of a proposed SB-2 public offering of our securities. Until repaid by us, the Lender is secured with a first position against all Viper motorcycle parts and components and finished goods inventory.

Future Liquidity

Based on our current cash position and our production inventory financing facility, we believe we will be able to fund our ongoing operations until early summer of 2006. We anticipate obtaining additional needed financing thereafter through the proceeds from our proposed SB-2 offering.

If we are unable to complete the proposed offering or to obtain substantial additional funding through another source, we most likely would need to curtail significantly, or even cease, our ongoing and planned operations. Our future liquidity and capital requirements will be influenced materially by various factors including the extent and duration of our future losses, the level and timing of future sales and expenses, market acceptance of our motorcycle products, regulatory and market developments in our industry, and general economic conditions.

The report of our independent registered accounting firm for our audited financial statement ended December 31,2005 states that there is substantial doubt about the ability of our business to continue as a going concern. Accordingly, our ability to continue our business as a going concern is in question.

Cash Flow Information

Operating Activities

Net cash consumed by operating activities was $1,050,389, during the 1st Quarter ended March 31, 2006. Cash was consumed by the net loss of $887,151, offset by $25,903 in depreciation. Net changes to operating assets and liabilities also consumed cash in the amount of $189,091.

Net cash consumed by operating activities during the Quarter ended March 31, 2005 was $308,992. Cash was consumed by the net loss of $1,217,889 offset by depreciation of $23,254 and stock-based compensation of $604,800. Net changes to operating assets and liabilities, consisting primarily of substantial increases in accounts payable and accrued liabilities, also provided cash during the first Quarter of 2005 in the amount of $268,843.

Investing Activities

Net cash inflows from investing activities consumed $17,209 during the Quarter ended March 31, 2006, consisting of $17,209 attributable to purchases of fixed assets.

Net cash outflows from investing activities generated $75,649 during the Quarter ended March 31, 2005, and consisted of $77,499 received by us incident to our engine development acquisition offset by $1,850 attributable to purchases of fixed assets.

Financing Activities

Net cash inflows from financing activities generated $695,054 during the Quarter ended March 31, 2006, and consisted of stockholder loans of $700,000 offset by capital lease payments of $4,946.

Net cash inflows from financing activities generated $309,349 during the Quarter ended March 31, 2005, and consisted of net proceeds from sale of common stock of $280,530, stockholder loans of $35,500 and bank balance measures of $1,701 and offset by stockholder loan/capital lease payments of $8,388.

Sales of motorcycles in the United States are affected materially by a pattern of seasonality experienced in the industry, which results in lower sales during winter months in colder regions of the country. Accordingly, we anticipate that our sales will be greater during spring, summer and early fall months than during late fall and winter periods. We also expect our revenues and operating results could vary materially from quarter to quarter due to industry seasonality.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R) (Share Based Payment) which established accounting standards for stock-based compensation transactions, including grants of options and warrants. SFAS No. 123(R) requires that all share-based compensation transactions be reflected at fair value on the transaction date and expensed over the applicable vesting period or immediately if fully vested. We comply with the provisions of SFAS 123(R) regarding our stock-based compensation transactions. Future share-based compensation or options to our employees or others could have a significant non-cash impact on our reported results of operations.

We have considered other recent accounting pronouncements of which we are aware, and we believe their adoption has not had, and will not have, any material impact on our financial position or results of operations.

Off-Balance Sheet Arrangements

In January 2004 (as amended February 8, 2005), we obtained a letter of credit (LOC) from Compass Bank of Dallas, Texas in the amount of $200,000 in favor of GE Commercial Distribution Finance Corporation for the purpose of securing our floor plan financing facility. This LOC was guaranteed by David Palmlund III, a principal shareholder of our company, who is being paid $3,000 monthly by us so long as this guarantee is outstanding.

Forward-Looking Statements

        This quarterly report on Form 10-QSB contains “forward-looking statements” within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. Statements expressing expectations regarding our future and projections we make relating to products, sales, revenues and earnings are typical of such statements. All forward-looking statements are subject to the risks and uncertainties inherent in attempting to predict the future. Our actual results may differ materially from those projected, stated or implied in our forward-looking statements as a result of many factors, including, but not limited to, our overall industry environment, customer and dealer acceptance of our products, effectiveness of our dealer network, failure to develop or commercialize new products, delay in the introduction of products, regulatory certification matters, production and/or quality control problems, warranty and/or product liability matters, competitive pressures, inability to raise sufficient working capital, general economic conditions and our financial condition.

        Our forward-looking statements speak only as of the date they are made by us. We undertake no obligation to update or revise any such statements to reflect new circumstances or unanticipated events as they occur, and you are urged to review and consider all disclosures we make in this and other reports that discuss risk factors germane to our business, including those risk factors in our 10-KSB.

Item 3.   Controls and Procedures

Evaluation of disclosure controls and procedures.

The Company’s Chief Executive and Chief Financial Officer, John Lai and Jerome Posey, have reviewed the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon this review, these two officers believe that the Company’s disclosure controls and procedures are effective in ensuring that information that is required to be disclosed by the Company in reports that it files under the Securities Exchange Act of 1934 is recorded, processed and summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission.

Changes in internal controls.

There were no changes in the Company’s internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2.   Unregistered Issuance of Warrants

On May 10, 2006 the Company issued incentive warrants to certain Viper dealers who have ordered at least five 2007 model Viper motorcycles. Warrants to purchase a total of 200,000 common shares of the Company at an exercise price of $5.00 per share over a three-year term were awarded to these dealers on the basis of 1,000 warrant shares for each ordered motorcycle.

Issuance of these warrants was deemed to be exempt from registration under Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was involved and the warrants were awarded only to a limited number of persons who are Viper dealers, who we have also determined were accredited or sophisticated investors. Moreover, the warrant certificates were legended to prevent further transfer, resale or other disposition unless registered under applicable securities laws or exempt from such registration.

Item 6.    Exhibits

See Index of Exhibits.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VIPER POWERSPORTS INC.

By:	/s/ Jerome Posey
Jerome Posey
Chief Financial Officer

May 12, 2006
Big Lake, Minnesota

VIPER POWERSPORTS INC.
INDEX TO EXHIBITS

Form 10-QSB for Quarter Ended March 31, 2006	Commission File No. 000-51632

Exhibit Number	Description

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002