Form 10QSB
period 2006-06-30
VIPER POWERSPORTS INC
filed 2006-08-18
CIK 1337213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

The number of shares of common stock outstanding was 9,993,047 as of August 15, 2006.

Transitional Small Business Disclosure Format (check one): Yes  ☐ No ☒

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION
Item 1.	Financial Statements
Item 2.	Managment’s Discussion and Analysis
Item 3.	Controls and Procedures

PART II: OTHER INFORMATION
Item 6.	Exhibits

SIGNATURE:

INDEX TO EXHIBITS
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

PART I: FINANCIAL INFORMATION

Item 1:   Financial Statements

Viper Powersports Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended		Cumulative from Inception November 18, 2002 through June 30, 2006
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Revenue	$66	$(24,589)	$(24,030)	$(24,589)	$618,093
Cost of revenue	29	—	64	—	502,127

Gross profit	37	(24,589)	(24,094)	(24,589)	115,966

Operating Expenses:
Research and development costs	489,942	231,897	656,326	300,557	3,481,741
Selling, general and administrative	742,219	558,497	1,405,038	1,623,613	12,770,232

	1,232,161	790,394	2,061,404	1,924,170	16,251,973

Loss from operations	(1,232,124)	(814,983)	(2,085,498)	(1,948,759)	(16,136,007)

Other (expenses) income:
Interest expense	(88,618)	(22,236)	(127,118)	(129,326)	(450,895)
Other income	4,551	—	9,274	22,978	291,986

Net Loss	$(1,316,191)	$(837,219)	$(2,203,342)	$(2,055,107)	$(16,294,916)

Net Loss Per Common Share

(Basic and diluted)	$(0.13)	$(0.15)	$(0.22)	$(0.38)

Weighted Average Shares

Common Stock Outstanding	9,993,047	5,452,222	9,993,047	5,452,222

See accompanying notes to financial statements.

Viper Powersports Inc.
(A Development Stage Company)
Consolidated Balance Sheet
(Unaudited)

June 30, 2006
Assets

Current Assets:
Cash	$16,423
Accounts receivable	2,401
Inventory and supplies	278,186
Prepaid expenses and other	16,277

Total Current Assets	313,287

Fixed Assets:
Office & computer equipment	115,809
Manufacturing and development equipment	325,536
Vehicles	101,799
Leasehold improvements	53,437
Accumulated depreciation	(224,301)

Total Fixed Assets	372,280

Other Assets:
Engine development costs	7,341,438
Rental deposit and other	46,700

Total Other Assets	7,388,138

Total Assets	$8,073,705

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities:
Accounts payable	247,729
Accrued liabilities	59,833
Shareholder note	1,650,000
Current portion of capital lease	30,795

Total Current Liabilities	1,988,357

Long-Term Liabilities:
Capital lease, less current portion	74,996

Total Long-Term Liabilities	74,996

Total Liabilities	2,063,353

Stockholders’ Equity (Deficit):
Preferred stock, $.001 par value; authorized 20,000,000 shares;
783,000 issued and outstanding at June 30, 2006	783

Common Stock, $.001 par value; authorized 100,000,000 shares;
10,126,376 issued and outstanding at June 30, 2006	10,126
Additional Paid in Capital	22,294,359
Accumulated deficit during the development stage	(16,294,916)

Total Stockholders’ Equity (Deficit)	6,010,352

Total Liabilities and Stockholders’ Equity (Deficit)	$8,073,705

See accompanying notes to the financial statements.

Viper Powersports Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	Six Months Ended		Cumulative from Inception (November 18, 2002) to June 30, 2006
	June 30, 2006	June 30, 2005
Cash Flows Used in Operating Activities:
Net Loss	$(2,203,342)	$(2,055,198)	$(16,294,916)

Expenses not Requiring an Outlay of Cash:
Depreciation	55,254	47,541	223,504
Common stock and warrants issued for compensation and expenses	0	604,800	3,946,249

Net Cash Used in Operations	(2,148,088)	(1,402,857)	(12,125,263)
Changes to Operating Assets and Liabilities:
Decrease (Increase) in accounts receivable	(2,346)	9,410	(2,401)
Decrease (Increase) in supplies and prepaids	59,301	(18,250)	(194,825)
Decrease (Increase) in inventories	(99,639)	33,252	(99,639)
Decrease (Increase) in rental deposits and other	2,642	11,947	(52,959)
Increase (decrease) in accounts payable	202,208	(1,200,915)	247,730
Increase (decrease) in accrued liabilities	(8,026)	(331,026)	77,128

Cash Flows Used in Operating Activities	(1,993,948)	(2,898,438)	(12,150,129)

Cash Flows Used in Investing Activities:
Funding from Thor Performance for engine development	0	0	150,000
Purchase of intellectual property	0	0	(35,251)
Purchase of fixed assets	(68,096)	(9,156)	(554,275)

Cash Flows Used in Investing Activities	(68,096)	(9,156)	(439,526)

Cash Flows from Financing Activities:
Net proceeds from sale of stock	0	5,534,116	5,957,104
Checks in excess of bank balance (reduction)	0	(8,067)	0
Stockholder loan and capital lease payments	(11,885)	(2,918,323)	(609,265)
Loans from stockholders	1,400,000	300,000	7,258,239

Cash Flows from Financing Activities	1,388,115	2,907,726	12,606,078

Net Increase (decrease) in Cash	673,929	132	16,423

Cash at Beginning of Period	690,352	36	—

Cash at End of Period	$16,423	$168	$16,423

Supplemental Non-Cash Financing Activities and Cash Flow Information:

Common Stock issued for accounts payable (expenses)	$—	$1,268,698	$1,323,698

Common Stock issued for accrued liabilities (expenses)	$—	$553,521	$553,521

Preferred Stock issued for Debt	$—	$1,957,500	$1,957,500

Common Stock issued for Debt	$—	$991,160	$1,101,328

Common Stock and Warrants issued for Services	$—	$497,700	$2,338,799
Common Stock issued for software (assets)	$—	$—	$50,000

Common Stock Issued for Engine Development Technology
and engine development obligation of $150,000	$—	$7,491,437	$7,341,437

Equipment Acquired via capital lease	$—	$—	$72,596

Stock Warrants Issued with Convertible Debt	$—	$110,168	$132,201

Interest Paid	$130,921	$13,746	$339,367

Income Taxes Paid	$—	$—	$—

See accompanying notes to financial statements.

Viper Powersports Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	Basis of Presentation

The consolidated balance sheet as of June 30, 2006, the consolidated statements of operations for the three month and six months ended June 30, 2006 and 2005 and the consolidated statements of cash flows for the six months ended June 30, 2006 and 2005 have been prepared by Viper Powersports Inc., (the “Company”) without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of June 30, 2006, results of operations for the three and six months ended June 30, 2006 and 2005, and cash flows for the six months ended June 30, 2006 and 2005 presented herein have been made.

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

The accompanying financials statements have been prepared assuming the Company will continue as a going concern. The Company has no current revenues and has a negative working capital position of $1,675,070 as of June 30, 2006. Current cash and cash available is not sufficient to fund operations beyond a short period of time. These conditions create uncertainty as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Effective June 30, 2005, Viper Powersports Inc. acquired all of the outstanding capital stock of Viper Motorcycle Company through a stock exchange, resulting in Viper Motorcycle Company becoming a wholly-owned subsidiary of Viper Powersports Inc. For accounting and operational purposes, this transaction was a recapitalization of Viper Powersports Inc. through this reverse acquisition, and Viper Motorcycle Company is regarded as the acquirer. Our financial statements reflecting this reverse acquisition have been prepared to give retroactive effect to the incorporation of Viper Motorcycle Company on November 18, 2002 and represent the operations of Viper Motorcycle Company since its inception. Since Viper Powersports Inc. had no assets or liabilities at the time of this acquisition, its book value has been stated as zero on the recapitalized balance sheet.

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

During 2006 to date, we have been primarily involved in commercial production and marketing operations and activities. From February through August 2006, we attended and displayed our motorcycles at the leading annual dealer show for cruiser motorcycles in Cincinnati, the week-long Daytona rally, the Myrtle Beach Bike Show and currently the Sturgis Bike rally. We have been and are currently devoting considerable marketing efforts toward recruiting and retaining additional independent dealers for our distribution network. Regarding commercial production, we have ordered or sourced all materials and components necessary for our planned 2006 production, many of which are now being delivered to us. We have also ordered CNC capital equipment suitable for our planned production operations. Our V-Twin engine requirements for 2006 are currently being produced for us in England.

In February 2006, we entered into a five-year lease for permanent corporate facilities of 36,000 square feet, which provides us with ample space and offices to satisfy our production, development, inventory storage, product warehousing, marketing and administrative needs for the foreseeable future. Our new facility is located in Big Lake, Minnesota, and we completed moving to the new facility in May 2006.

Results of Operations

Revenues

Since our 2002 inception, we have generated total revenues of $618,093 most of which occurred in 2004 before we discontinued offering a motorcycle with a non-proprietary engine. We anticipate that our future revenues for the next 12 months will be primarily from sale of Viper cruisers, although we expect to begin obtaining sales of our proprietary engines in the aftermarket in 2007. We anticipate receiving additional revenues from our planned line of custom parts and accessories for the motorcycle aftermarket as well as our Viper branded apparel and other merchandise.

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

Comparison of Three and Six Months Ended June 30, 2006 to Same Periods of 2005.

Revenues for the second quarter of 2006 ended June 30, 2006 were $66 (consisting of sale of motorcycle parts) compared to $(24,589) for the second quarter of 2005 (consisting of product returns). Revenues for the six months ended June 30, 2006 were $(24,030) compared to $(24,589) for the same six months of 2005, consisting primarily of product returns in both periods.

Research and development expenses for the second quarter of 2006 ended June 30, 2006 were $489,942 compared to $231,897 for the second quarter of 2005; and for the six months ended June 30, 2006 they were $656,326 compared to $300,557 for the same six months of 2005. Increased R&D expenses for both 2006 periods compared to those of 2005 were due to increased expenses to complete motorcycle products of high quality to commence our commercial production phase in 2006.

Selling, general and administrative expenses for the second quarter of 2006 ended June 30, 2006 were $745,721 compared to $558,497 for the second quarter of 2005. Increased S,G&A expenses for the second quarter of 2006 compared to the second quarter of 2005 were primarily due to material increases in marketing expenses incident to our entering commercial operations in 2006. Selling, general and administrative expenses for the six months ended June 30, 2006 were $1,405,038 compared to $1,623,613 for the same six months of 2005. Decreased S,G&A expenses for this six-month period of 2006 compared to the same six months of 2005 were due primarily to reduction of personnel in 2005 incident to our major reorganization at the time.

Our loss from operations during the second quarter of 2006 ended June 30, 2006 was $1,319,693 compared to $837,219 for the same three months of 2005. This loss increase was due to increased R&D and S,G&A expenses during the first quarter of 2006 related to our commencing commerical operations. Our loss from operations during the first six months of 2006 ended June 30, 2006 was $2,203,342 compared to $2,055,107 for the same six months of 2005, consisting of similar losses for such six-month periods of both 2006 and 2005.

Interest expenses of $88,618 for the second quarter of 2006 compared to $22,236 of interest expense in the first quarter of 2005, which increase resulted primarily from drawing on our inventory financing facility between these quarterly periods. Interest expenses for the six-month periods ended June 30, 2006 and June 30, 2005 were practically the same, being $127,118 and $129,326, respectively.

Engine Production

We are currently outsourcing the production of our major engine components to Melling Consultancy Design (MCD) to satisfy our initial planned production needs. Since MCD designed and developed our proprietary V-Twin engines, we are particularly comfortable having our commercial engine components initially being manufactured by MCD.

Liquidity and Capital Resources

Since our inception, we have financed our development, capital expenditures, and working capital needs through sale of our common stock to investors in private placements and substantial loans from our principal shareholders. We raised a total of approximately $6.1 million through the sale of our common stock in private placements, and in excess of $4.2 million through loans from our principal shareholders.

We also satisfied substantial employee compensation, consulting fees, product development, marketing and administrative expenses directly through issuance of our common stock. Since our 2002 inception, we have satisfied a total of approximately $2.4 million for such expenses through payment with our common stock.

As of June 30, 2006, we had cash resources of $16,243, total liabilities of $2,063,353, and a negative working capital position of $1,675,070.

We currently have no cash position to fund our ongoing operations. We had anticipated obtaining significant capital funding from proceeds expected from an SB-2 public offering of our equity securities. The underwriter of this proposed public offering, however, has informed us that the offering cannot be undertaken at this time because of deteriorating stock market conditions. Accordingly, we postponed our proposed public offering and our SB-2 registration which was filed with the Securities and Exchange Commission.

We are now pursuing up to $1,000,000 in private bridge loan financing with various institutions and shareholders to support our planned commercial operations until we can obtain more permanent financing. Although we believe we will be successful in obtaining further financing, there is no assurance it will happen or that we will obtain enough funding to support our operations effectively. If we cannot obtain additional substantial financing as needed, our business and operations will be curtailed substantially or may even be discontinued.

We estimate that our planned 2006 commercial operations have been delayed 3-4 months due to the inability to complete our planned public offering, which means that even assuming we soon obtain adequate bridge financing, we will not be able to deliver any motorcycles to our dealers before December 2006.

The report of our independent registered accounting firm for our audited financial statements for the period ended December 31, 2005 states that there is substantial doubt about the ability of our business to continue as a going concern. Accordingly, our ability to continue our business as a going concern is in doubt.

Production Inventory Financing

In October 2005, we entered into a Secured Inventory Financing Agreement with David Palmlund III, one of our principal shareholders, as the Lender. The agreement as amended provides us with production inventory financing up to $1,500,000, which has enabled us to order and pay for substantial components and supplies for our commercial production operations. We have utilized all $1,500,000 of this inventory financing facility. We pay the Lender monthly interest of 2% of the average monthly outstanding amount owed by us. We have established a special bank account for depositing all funds from the Lender, which account can only be used by us to pay vendors who have provided supplies for our commercial production. If this agreement is still in effect when we commence commercial shipments of motorcycles to our dealers, we must then deposit 80% of any payments we receive for our motorcycles into the special bank account. On July 27 and August 4, 2006 the Company entered into 2nd and 3rd Secured Inventory Financing Agreements with David Palmlund III, one of our principal shareholders as the Lender. The agreements provide the Company with Production Inventory Financing for $100,000 each and both agreements have been fully utilized. The agreements have the same terms as the original agreement with and expiration of October 4, 2006. Until repaid by us, the Lender is secured with a first position against all Viper motorcycle parts and components and finished goods inventory.

Cash Flow Information

For the six months ended June 30, 2006, the Company used $673,929 in cash compared to generating $132 in cash during the same six-month period of 2005. The Company used $2,203,342 in cash from operations during the first six months of 2006 consisting primarily of its development stage losses offset by depreciation of $55,254 during these six months. The Company also used $68,096 of cash in investing activities during the first six months of 2006, consisting primarily of purchases of manufacturing equipment. Financing activities of the Company during the first six months of 2006 generated $1,388,115 of cash consisting primarily of inventory financing loans from a principal shareholder.

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
Jerome Posey
Chief Financial Officer

August 18, 2006
Big Lake, Minnesota

VIPER POWERSPORTS INC.
INDEX TO EXHIBITS

Form 10-QSB for Quarter Ended June 30, 2006	Commission File No. 000-51632

Exhibit Number	Description

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002