Form 10QSB
period 2006-09-30
VIPER POWERSPORTS INC
filed 2006-11-14
CIK 1337213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The number of shares of common stock outstanding was 9,993,047 as of November 14, 2006.

Transitional Small Business Disclosure Format (check one): Yes  ☐ No ☒

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION
Item 1.	Financial Statements
Item 2.	Managment’s Discussion and Analysis
Item 3.	Controls and Procedures

PART II: OTHER INFORMATION
Item 6.	Exhibits

SIGNATURE:

INDEX TO EXHIBITS
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

PART I – FINANCIAL INFORMATION

Item 1:   Financial Statements

Viper Powersports Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended		Cumulative from Inception November 18, 2002 through September 30, 2006
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005

Revenue	$(24,313)	$25,715	$(48,343)	$1,126	$593,780
Cost of Revenue	3,370	914	3,434	914	505,497

Gross profit:	(27,683)	24,801	(51,777)	212	88,283

Operating Expense:
Research and development cost	171,513	518,862	827,839	944,166	3,653,254
Selling, general and administrative	334,264	1,601,542	1,739,342	3,100,408	13,104,496

Total Operating Expense:	505,777	2,120,404	2,567,181	4,044,574	16,757,750

Loss from operations:	(533,460)	(2,095,603)	(2,618,958)	(4,044,362)	(16,669,467)

Other (expenses) income:
Interest (expense)	(134,834)	(31,581)	(261,952)	(160,908)	(585,729)
Other income	8,377	146,761	17,651	169,739	300,363

Total other (expense) income:	(126,457)	115,180	(244,301)	8,831	(285,366)

Net Loss:	$(659,917)	$(1,980,423)	$(2,863,259)	$(4,035,531)	$(16,954,833)

Net Loss Per Common Share:

Basic and diluted	$(0.07)	$(0.20)	$(0.29)	$(0.40)

Weighted Average Shares

Common Stock Outstanding	9,993,047	9,993,047	9,993,047	9,993,047

See accompanying notes to financial statements.

Viper Powersports Inc.
(A Development Stage Company)
Consolidated Balance Sheet
(Unaudited)

September 30, 2006

Assets

Current Assets:
Cash	$495,975
Accounts receivable	4,794
Inventory and supplies	364,535
Prepaid expenses and other	38,944

Total Current Assets:	904,248

Fixed Assets:
Office & computer equipment	115,809
Manufacturing and development equipment	298,221
Vehicles	101,799
Leasehold improvements	54,835
Accumulated depreciation	(248,921)

Total Fixed Assets:	321,743

Other Assets:
Engine development costs	7,341,438
Rental deposit and other	46,700

Total Other Assets:	7,388,138

Total Assets:	$8,614,129

Liabilities and Stockholder’ Equity

Current Liabilites:
Accounts payable	$438,786
Accrued liabilities	196,067
Shareholder note	2,541,666
Current portion of capital lease	30,795

Total Current Liabilities:	3,207,314

Long-Term Liabilities:
Capital lease, less current portion	56,380

Total Long-Term Liabilities:	56,380

Total Liabilities:	3,263,694
Stockholders’ Equity:
Preferred stock, $.001 par value; authorized 20,000,000 shares;
783,000 issued and outstanding at September 30, 2006	783

Common stock, $.001 par value; authorized 100,000,000 shares;
9,993,047 issued and outstanding at September 30, 2006	10,126

Additional Paid in Capital	22,294,359
Accumulated deficit during the development stage	(16,954,833)

Total Stockholders’ Equity:	5,350,435

Total Liabilities and Stockholders’ Equity:	$8,614,129

See accompanying notes to the financial statements.

Viper Powersports Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	Nine Months Ended		Cumulative from Inception November 18, 2002 through September 30, 2006
	September 30, 2006	September 30, 2005
Cash Flows Used in Operating Activities:
Net Loss	$(2,863,259)	$(4,035,531)	$(16,954,833)

Expenses not requiring an outlay of cash:
Depreciation	79,874	64,854	248,124
Stock Based compensation	0	1,247,700	3,946,249

Net Cash Used in Operations	(2,783,385)	(2,722,977)	(12,760,460)

Changes to Operating Assets and Liabilities:
Decrease (Increase) in accounts receivable	(4,739)	9,363	(4,793)
Decrease (Increase) in supplies and prepaids	36,634	(15,249)	(163,044)
Decrease (Increase) in inventories	(185,988)	107,451	(240,435)
Decrease (Increase) in rental deposits and other	2,642	16,947	(52,958)
Increase (Decrease) in accounts payable	393,265	(24,406)	438,786
Increase (Decrease) in accrued Liabilities	128,208	(45,167)	213,363

Cash Flows Used in Operating Activities	(2,413,363)	(2,674,038)	(12,569,544)

Cash Flows Used in Investing Activities:
Funding from Thor Performance for engine development		150,000	150,000
Purchase of intellectual property		0	(35,251)
Purchase of fixed assets	(42,179)	(9,868)	(528,358)

Cash Flows Used in Investing Activities	(42,179)	140,132	(413,609)

Cash Flows from Financing Activities:
Net proceeds from sale of stock		4,150,055	5,957,104
Checks in excess of bank balance (reduction)		(18,515)	0
Stockholder loan and capital lease payment	(30,501)	(572,101)	(627,881)
Loans from stockholders	2,291,666	593,000	8,149,905

Cash Flows from Financing Activities	2,261,165	4,152,439	13,479,128

Net Increase (decrease) in Cash	(194,377)	1,618,533	495,975

Cash at Beginning of Period	690,352	36	0

Cash at end of Period	$495,975	$1,618,569	$495,975

Supplemental Non-Cash Financing Activities and Cash Flow Information:

Common Stock issued for accounts payable (expenses)	$0	$1,269,698	$1,323,698

Common Stock issued for accrued liabilities (expenses)	$0	$553,521	$553,521

Preferred Stock ussued for Debt	$0	$1,957,500	$1,957,500

Common Stock issued for Debt	$0	$991,160	$1,101,328

Common Stock and Warrants issued for Services	$0	$0	$2,338,799

Common Stock issued for software (assets)	$0	$0	$50,000

Common Stock issued for Engine Development Technology
and engine development obligation of $150,000	$0	$7,491,437	$7,341,437

Equipment Acquired via capital lease	$0	$0	$72,596

Stock Warrants issued with Convertible debt	$0	$110,168	$132,201

Interest paid	$261,952	$0	$470,398

Income taxed paid	$0	$0	$0

See accompanying notes to financial statements.

Viper Powersports Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A.	Basis of Presentation

The consolidated balance sheet as of September 30, 2006, the consolidated statements of operations for the three months and nine months ended September 30, 2006 and 2005 and inception and the consolidated statements of cash flows for the nine months ended September 30, 2006 and 2005 and inception have been prepared by Viper Powersports Inc., (the “Company”) without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position as of September 30, 2006, results of operations for the three and nine months ended September 30, 2006 and 2005, and cash flows for the nine months ended September 30, 2006 and 2005 presented herein have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Annual Report on Form I 0-KSB of the Company for the fiscal year ended December 31, 2005.

B.	Going Concern

The accompanying financials statements have been prepared assuming the Company will continue as a going concern. The Company has no current revenues and has a negative working capital position of $(2,303,066) as of September 30, 2006. Current cash and cash available are not sufficient to fund operations beyond December 2006. These conditions create uncertainty as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 2:   Management’s Discussion and Analysis

The following discussion should be read and considered along with our consolidated financial statements and related notes included in this 10-QSB. These financial statements were prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP.). This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ substantially from those anticipated in these forward-looking statements as a result of various factors including those set forth in the ‘Risk Factors” section of our 10-KSB filing for December 31, 2005.

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

During 2006 to date, we have been primarily involved in commercial production and marketing operations and activities. From February through August 2006, we attended and displayed our motorcycles at the leading annual dealer show for cruiser motorcycles in Cincinnati, the week-long Daytona rally, the Myrtle Beach Bike Show and the Sturgis Bike rally. We have been and are currently devoting considerable marketing efforts toward recruiting and retaining additional independent dealers for our distribution network. Regarding commercial production, we have ordered or sourced all materials and components necessary for our planned 2006 production, many of which are now being delivered to us. Our V-Twin engine requirements for 2006 are currently being produced for us in England.

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

Results of Operations

Revenues

Since our 2002 inception, we have generated total revenues of $593,780, most of which occurred in 2004 before we discontinued offering a motorcycle with a non-proprietary engine. We anticipate that our future revenues for the next 12 months will be primarily from sale of Viper cruisers, although we expect to begin obtaining sales of our proprietary engines in the aftermarket in 2007. We anticipate receiving additional revenues from our planned line of custom parts and accessories for the motorcycle aftermarket as well as our Viper branded apparel and other merchandise.

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

Comparison of Three and Nine Months Ended September 30, 2006 to Same Periods of 2005.

Revenues for the third quarter of 2006 ended September 30, 2006 were a negative $(24,313) (consisting of a product return) compared to $25,715 for the third quarter of 2005 (consisting of the sale of one motorcycle). Revenues for the nine months ended September 30, 2006 were a negative $(48,343) compared to $1,126 for the same nine months of 2005.

Since none of our stated revenues for the three and nine months ended September 30, 2006 and 2005 relate to any ongoing commercial production, a comparison of gross profits for these periods would not be meaningful.

Research and development expenses decreased to $171,513 in the third quarter of 2006, compared to $518,862 for the third quarter of 2005, due primarily to our completion of motorcycle development prior to the third quarter of 2006. Research and development expenses decreases to $827,839 for the nine months ended September 30, 2006 compared to $944,166 in the same nine month period of 2005, again primarily due to completion of major motorcycle development prior to the end of the nine month period ended September 30, 2006

Selling, general and administrative expenses decreased to $334,264 for the third quarter of 2006 compared to $1,601,542 for the third quarter of 2005, due primarily to personnel reduction in late 2005 and lower marketing expenses in 2006 due to completion of our initial dealer network in 2005. Selling, general and administrative expenses decreased to $1,739,342 for the nine months ended September 30, 2006 compared to $3,100,408 for the same nine month period of 2005, again primarily due to personnel reductions in 2005 and lowered marketing expenses in 2006.

Interest Expenses increased from $31,581 in the third quarter of 2005 to $134,834 in the third quarter of 2006, and from $160,908 in the nine-month period ended September 30, 2005 to $261,952 for the same nine months of 2006, with both increases due to increased debt in 2006 related to inventory financing to support purchases of components and parts to commence commercial motorcycle production. .

Non-operating income of $8,377 for the third quarter of 2006 (consisting of the sale of motorcycle parts) compared to $146,761 for the third quarter of 2005 (consisting primarily of proceed from an insurance claim for facility water damage). Non-operating income of $17,651 for the nine months ended September 30, 2006 (consisting of sale of motorcycle parts and interest income) compared to $169,739 for the same nine-month period of 2005 (consisting again primarily of proceeds from an insurance claim).

The net loss decreased to $659,917 for the third quarter of 2006 compared to $1,980,423 during the third quarter of 2005, which primarily reflected the foregoing mentioned , decreases in research and development and selling , general and administrative expenses for theses respective third quarters as offset or increases by larger 2005 non-operating income and higher 2006 interest expenses. Net loss for the nine months ended September 30, 2006 decreased to $2,863,260 compared to $4,035531for the same nine month period of 2005, which again was due primarily to the foregoing mentioned decreases in operating expenses for these respective nine month periods as offset or increases by larger non-operating income in 2005 and higher interest expenses in 2006..

Engine Production

We are currently outsourcing the production of our major engine components to Melling Consultancy Design (MCD) to satisfy our initial planned production needs. Since MCD designed and developed our proprietary V-Twin engines, we are particularly comfortable having our commercial engine components initially being manufactured by MCD.

Liquidity and Capital Resources

Since our inception, we have financed our development, capital expenditures, and working capital needs through sale of our common stock to investors in private placements and substantial loans from our principal shareholders. We raised a total of approximately $6.1 million through the sale of our common stock in private placements, and in excess of $6.1 million through loans from our principal shareholders.

We also satisfied substantial employee compensation, consulting fees, product development, marketing and administrative expenses directly through issuance of our common stock. Since our 2002 inception, we have satisfied a total of approximately $2.4 million for such expenses through payment with our common stock.

As of September 30, 2006, we had cash resources of $495,975, total liabilities of $3,263,6943, and a negative working capital position of $(2,303,066).

We currently only maintain a cash position to fund our ongoing operation until December 2006. We have anticipated receiving significant equity capital funding from an SB-2 public offering attempted in the summer of 2006. Due to deteriorating market conditions in the late summer, however, the underwriter for the public offering informed us that the offering could not be undertaken at this time. Accordingly, we postponed our public offering and related SB-2 registration which has been filed with the Securities and Exchange Commission.

We are now in the process of raising $1.5 million in private placement financing offered to certain accredited investors, which will fund our planned commercial operations. Although we believe we will succeed in obtaining such financing to support our commercial production, there is no assurance it will happen or that we will obtain enough funding to support our operations effectively. If we cannot obtain additional substantial financing as needed, our business and operations will be curtailed substantially or may even be discontinued.

We estimate that our planned 2006 commercial operations were delayed 3 to 4 months due to the inability to complete this planned public offering.

All development for our two initial cruisers has been completed and we have commenced commercial production of our motorcycles to commence shipping finished Viper motorcycles to begin filling the many orders we have received from our dealer network.

Production Inventory Financing

In October 2005, we entered into a Secured Inventory Financing Agreement with David Palmlund Ill, one of our principal shareholders, as the Lender. This facility initially provided us with inventory financing up to $1,500,000, which was later increased by $200,000. The entire $1,700,000 financing has been utilized by us and has enabled us to order and pay for substantial motorcycle and engine components and supplies to support our commercial production operations. We pay the Lender monthly interest of 2% of the average monthly outstanding amount, and we have established a special bank account for this facility. If this agreement is still in effect when we commence shipments of motorcycles to our dealers, we must deposit eighty percent (80%) of payments for motorcycles into the special bank account. Until repaid by us, the Lender is secured with a lien against all Viper inventories.

Cash Flow Information

For the nine months ended September 30, 2006, the Company’s ending cash position decreased $194,377 compared to an increase of $1,618,533 in cash during the same nine-month period of 2005. The Company used $2,413,363 in cash for operating activities during the first nine months of 2006, consisting primarily of its development stage losses for the period offset by $79,874 of depreciation. The Company also used $42,179 in cash for investing activities for the nine months ended September 30, 2006 for purchases of manufacturing equipment. Financing activities of the Company for the first nine months of 2006 generated $2,261,165 which primarily represented the inventory financing loans from a principal shareholder.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R) (Share Based Payment) which established accounting standards for stock-based compensation transactions, including grants of options and warrants. SFAS No. 123(R) requires that all share-based compensation transactions be reflected at fair value on the transaction date and expensed over the applicable vesting period or immediately if fully vested. We comply with the provisions of SFAS 123 (R) regarding our stock-based compensation transactions. Future share-based compensation or options to our employees or others could have a significant non-cash impact on our reported results of operations.

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

Forward-Looking Statements

This quarterly report on Form 10-QSB contains ‘forward-looking statements” within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. Statements expressing expectations regarding our future and projections we make relating to products, sales, revenues and earnings are typical of such statements. All forward-looking statements are subject to the risks and uncertainties inherent in attempting to predict the future. Our actual results may differ materially from those projected, stated or implied in our forward-looking statements as a result of many factors, including, but not limited to, our overall industry environment, customer and dealer acceptance of our products, effectiveness of our dealer network, failure to develop or commercialize new products, delay in the introduction of products, regulatory certification matters, production and/or quality control problems, warranty and/or product liability matters, competitive pressures, inability to raise sufficient working capital, general economic conditions and our financial condition.

Our forward-looking statements speak only as of the date they are made by us. We undertake no obligation to update or revise any such statements to reflect new circumstances or unanticipated events as they occur, and you are urged to review and consider all disclosures we make in this and other reports that discuss risk factors germane to our business, including those risk factors in our 1O-KSB.

Item 3.   Controls and Procedures

Evaluation of disclosure controls and procedures.

The Company’s Principal Executive and Principal Financial Officer, John Lai and Jerome Posey, have reviewed the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon this review, these two officers believe that the Company’s disclosure controls and procedures are effective in ensuring that information that is required to be disclosed by the Company in reports that it files under the Securities Exchange Act of 1934 is recorded, processed and summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission.

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
Jerome Posey Principal Financial Officer

November 14, 2006

Big Lake, Minnesota

VIPER POWERSPORTS INC.

INDEX TO EXHIBITS

Form 10-QSB for Quarter Ended September 30, 2006	Commission File No. 000-51632

Exhibit Number	Description
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002