Form 10KSB
period 2006-12-31
VIPER POWERSPORTS INC
filed 2007-04-13
CIK 1337213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of the Securities Exchange
Act of 1934 for the Year Ended December 31, 2006.

☐ TRANSITION PURSUANT TO SECTION 13 or 15(d) of the Securities Exchange
Act of 1934 for the transition period from ______ to ______.

VIPER POWERSPORTS INC.
(Name of Small Business Issuer in its charter)

Nevada	41-1200215
(State or other jurisdiction of Incorporation or organization)	(IRS Employer ID Number)

19950 177th St., Suite F Big Lake, MN	55309
(Address of principal executive offices)	(Zip Code)

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

State issuer’s revenue for its most recent fiscal year: NONE

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of a specified date within the past 60 days. $9,879,456 as of March 30, 2007.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 14,549,481 Common Shares as of March 30, 2007.

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

        Effective March 31, 2005, Viper Powersports Inc. acquired all of the outstanding capital stock of Viper Motorcycle Company, a Minnesota corporation, resulting in Viper Motorcycle Company becoming a wholly-owned subsidiary of Viper Powersports Inc. For accounting and operational purposes, the acquisition was a recapitalization conducted as a reverse acquisition of Viper Powersports Inc., with Viper Motorcycle Company being regarded as the acquirer. Accordingly, our financial statements reflecting this reverse acquisition have been prepared to give retroactive effect to the incorporation of Viper Motorcycle Company on November 18, 2002 and represent the operations of Viper Motorcycle Company since its inception. Consistent with reverse acquisition accounting, all of the assets, liabilities and accumulated deficit of Viper Motorcycle Company are retained on our financial statements as the accounting acquirer. Since Viper Powersports Inc. had no assets or liabilities upon the effectiveness of the reverse acquisition, its book value has been stated at zero on our recapitalized balance sheet. The stock exchange for the reverse acquisition was effected on a one-for-one basis, resulting in the stockholders of Viper Motorcycle Company exchanging all of their capital stock for a like amount of capital stock of Viper Powersports Inc. Viper Powersports Inc. issued 8,378,324 shares of common stock and 783,000 shares of preferred stock to shareholders of Viper Motorcycle Company, valued at a total of $7,579,800 based on the book value of Viper Motorcycle Company on the date of acquisition. This resulted in the former shareholders of Viper Motorcycle Company acquiring approximately 94% of the resulting combined entity.

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

        In 2004 we produced and sold to our initial dealers a preliminary run of our initial cruiser model powered by a non-proprietary engine, consisting of 25 motorcycles which generated revenues of approximately $600,000. We then discontinued any further production operations in order to concentrate on acquiring proprietary motorcycle engine technology so that we could have our own engines to power all Viper motorcycles, as well as to complete certain other material enhancements to our initial cruiser. We completed the development and extensive testing of our proprietary V-Twin engines in late 2005 and further actual performance testing of the engines on our motorcycles during 2006. We have been very satisfied with their performance while powering our cruisers during all kinds of street and highway running conditions.

        We have recently ordered all parts and components necessary to begin our commercial production assembly operations and shipments to dealers of Viper motorcycles by May 2007. Many of these materials have already been delivered to us and stored in our inventory cage area. We currently hold approximately 70 orders from our dealers for Viper motorcycles.

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

        Motorcycle technology acquired by us in this strategic asset purchase included designs and prototypes for three V-Twin engines and other motorcycle engines, related motorcycle component development, and a commitment to complete engine development still in progress which was completed by June 2005. Our proprietary engine development technology was designed and developed by Melling Consultancy Design (MCD), a leading engine design and development firm based in England.

Recent Restructuring

        During the first half of 2006, the Company expended extensive time, efforts and capital in attempting to effect a substantial public offering of its securities, including underwriter due diligence matters, preparation of and submission to the SEC of a registration statement for the public offering, and other related activities. After devoting substantial time and resources toward placing this offering in the summer of 2006, it was terminated primarily due to the inability to create enough brokerage partcipation to complete the offering because of deteriorating stock market conditions at the time.

        We anticipated commencing commercial production and sales of Viper motorcycles during the second half of 2006, but then were unable to due to lack of working capital after the proposed public offering of our securities was unsuccessful. We then engaged in a six-month major restructuring of our Company in order to continue our business, which we successfully completed in early 2007.

        Our recently completed capital restructuring of the Company primarily included the following transactions:

        i) Secured Debt Conversion -    In late 2006 we satisfied $513,356 of principal and accrued interest owed to a Noteholder, which Note was secured by all assets of the Company. This Note was satisfied and the related security interest released through conversion into our common stock on the basis of $.75 per share.

        ii) Unsecured Debt Conversions -    In December 2006, we satisfied a total of $2,237,836 of outstanding debt (including accrued interest) owed to various Noteholders through conversion into our common stock on the basis of $1.25 per share.

        iii) Preferred Stock Conversions -    In December 2006 we also converted all of our outstanding 8% Preferred Stock (stated value of $2.50 per share) and related accrued dividends into common stock of the Company on the basis of $1.25 per share, which included outstanding preferred shares of an aggregate stated value of $1,957,500 plus accrued dividends of $261,286.

        iv) Credit Facility -    In January 2007 we obtained a credit facility from a banking institution in the amount of $250,000, which was established for the purpose of purchasing inventory parts and components for commercial production of Viper motorcycles. This credit facility was guaranteed by a director of the Company.

        v) Private Placement -    From December 2006 through March 2007 we raised a total of $961,250 through a private placement of our common stock to accredited investors at a purchase price of $.75 per share. Proceeds of this private offering have been and are being used for working capital and general corporate purposes.

Corporate Data

        The address of the Company is 19950 177th St., Suite F, Big Lake, MN 55309; its phone number is (763) 263-5700; and its website address is www.viperpowersports.com.

BUSINESS OF COMPANY

        We develop and produce proprietary motorcycle products targeted toward consumers who purchase upscale luxury products. Any material revenues we generate initially will be from sale of our Diablo and Diamondback cruisers. Additional anticipated sources of revenues include our Mamba model scheduled for commercial introduction in late 2007, our touring model in 2008, aftermarket sales of our proprietary V-Twin engines, and sales of ancillary Viper motorcycle products including aftermarket custom parts and accessories and Viper branded apparel and other merchandise.

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

        According to publicly available information contained in annual reports of our competitors, we believe that annual sales of heavyweight motorcycles in the U.S. have increased from under 100,000 in 1992 to over 500,000 in 2006. Furthermore, we believe that U.S. sales of heavyweight motorcycles have increased materially each and every year of this 1992-2006 period. We also believe that premium motorcycles have become popular and well-accepted luxury recreational motorsports products.

        Our current Viper motorcycles are offered and compete in the upscale segment of the heavyweight custom V-Twin cruiser market dominated by Harley-Davidson. We believe that potential customers in this upscale market seek motorcycle models having a product and lifestyle appeal associated with the classic American V-Twin cruiser tradition. Our targeted customer base has expanded for many years due to the growing popularity of motorcycling along with the aging of the population bulge from the post-World War II baby boom years. Many males of the baby boom generation now are in their peak income earning years, making them good prospects for luxury goods. We believe that premium motorcycles have become well-accepted and popular luxury recreational motorsports products. In its recent annual report, Harley-Davidson stated that the typical consumer of their heavyweight motorcycles is a married man in his mid-forties having an income exceeding $80,000.

Our Motorcycles

         Viper Diablo

        The Viper Diablo is our first developed cruiser, which we believe has been designed and developed with many styling and performance features and components distinguishing it from cruisers of our competitors. Our development efforts have focused substantially on providing enough signature styling and component features for the Diablo to compare favorably to other premium cruisers.

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

Basic specifications of the Diablo cruiser are as follows:

Wheelbase length and rake:	68 inches, 34º

Weight:	570 pounds

Seat height:	21-25 inches, adjustable

Engine type:	45º V-Twin, air-cooled

Engine displacement:	152 cubic inches with later choices of 115 or 128 cubic inches

Fuel distribution:	Mikuni carburetion

Frame:	1 1/2" tubular steel

Transmission/drivetrain:	6-speed, Viper right-side drive

Final drive:	Belt

Rear-end suspension:	Adjustable air-ride

Front-end suspension:	Marzocchi inverted cartridge forks

Tires:	Metzeler – 130mm front and 240mm rear

Brakes:	4-piston caliper both front and rear

Power rating ranges:	105-150 bhp and 110-170 ft.lbs. torque depending upon the displacement engine model

         Viper Diamondback

        The Viper Diamondback is a distinct model from our Diablo cruiser primarily due to its different styling features. It is longer and lower than the Diablo, providing it with a clearly distinguishable look compared to the Diablo. Most of the unique features and premium components used in the Diablo are also included in our Diamondback model. Suggested retail prices of our Diamondback line are expected to be approximately 10% more than Diablo cruisers with the same size V-Twin engine.

         Viper Mamba

        We have completed development of the Viper “Mamba,” a sleek and low-slung pro-street model also including certain chopper-style design features. We believe the Mamba includes innovative styling features not available with any other motorcycle, which should enhance its appeal to motorcyclists desiring an aggressive and unique look. The Mamba is currently undergoing extensive performance testing, and we anticipate commencing commercial production and marketing of our Mamba model in late 2007.

         Viper Touring Bike

        Utilizing our Diablo model as its platform, we recently also have designed and are well into development of a touring model of our Viper motorcycle line. This “bagger” model includes features emphasizing rider comfort for long distance travel and specialized permanent baggage or storage equipment for clothing and other travel provisions. We anticipate introducing our Viper touring model commercially by early 2008.

Viper Proprietary Engines

        The proprietary engine technology acquired by us in early 2005 affords us the opportunity to offer multiple displacements of engine size. We have completed extensive testing for our three initial V-Twin models of 115 cubic inches, 128 cubic inches and 152 cubic inches. Both our Diablo and Diamondback cruiser lines will initially offer consumers our most powerful 152 engine to power the motorcycle they purchase. We believe that having our own proprietary engines will distinguish us clearly and favorably from other upscale custom V-Twin competitors.

        Our proprietary V-Twin engines feature an all-billet aluminum construction including cases, heads, cylinders, rocker boxes and covers, and oil pump components. Regardless of their varying rated power, our V-Twins will utilize the same crankshaft and stroke dimensions, with only the size of the cylinder bore creating the different displacements.

Sales and Marketing

        We will sell our motorcycles directly to our authorized Viper dealers. Our dealer network includes well-established, independent full-service dealers offering more than one motorcycle brand. We currently have 7 Viper dealers located primarily in Southern and Midwestern states, all of which are experienced in selling and servicing premium heavyweight V-Twin motorcycles. We will continue to recruit additional qualified Viper dealers to attain our goal of having a nationwide distribution network. Our near-term marketing focus will emphasize dealer recruitment in regions of the country where we lack dealer representation.

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

        We will conduct substantial ongoing marketing activities to support our dealer network and promote Viper products and brands to our customer base and to the general public. Our marketing and promotional efforts will include advertising in selected trade publications and motorcycle magazines, production and publication of sales brochures, technical product documentation, and providing service and operational manuals for dealers and their customers. We also will participate in direct mail promotions to prospective customers, attend leading motorcycle trade shows and conventions including the annual Cincinnati V-Twin Expo for cruiser motorcycle dealers, and appear at popular motorcycle rallies such as Sturgis or other leading rallies. We also intend to institute material public relations efforts directed toward obtaining publication of articles on our company and its products in industry magazines and in newspapers and other publications available to the general public.

Dealer Floor Plan Financing

        We have a written agreement with GE Commercial Distribution Finance Corporation (CDF) to provide floor plan financing to Viper dealers. Under this facility, we submit an invoice to CDF describing motorcycles we ship to a dealer if the dealer requests CDF floor plan financing. Provided CDF accepts the transaction, CDF will pay us 96.7% to 100% of the amount invoiced within 15 days of CDF’s receipt of the invoice. We expect that most of our Viper dealers will purchase products from us financed by this CDF floor plan facility. Each Viper dealer must qualify independently with CDF to access this financing, and CDF is only obligated to finance products it has approved on a transactional basis. Four of our dealers have qualified with CDF for this financing, and we expect virtually all of our dealers to qualify during 2007.

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

        We believe our established design and development systems, our professional and motivated personnel, and other development equipment and capabilities will enable us to timely design and develop new Viper products as needed to satisfy the changing needs and tastes of the custom cruiser market. Our design and development operations are conducted primarily through our in-house development and engineering department located in our Big Lake, MN facility. Since our November 2002 inception through December 31, 2006 we spent approximately $3.8 Million on product research, design and development including capital purchases of equipment.

Manufacturing and Suppliers

        Our manufacturing operations consist of in-house production of certain components and parts, assembly and polishing components, and conducting quality control of in-process and finished motorcycles. Motorcycle body, engine and electrical components and parts are outsourced for production to our specifications to various experienced manufacturers of motorcycle components, including engine components, fenders, gas tanks and electrical harnesses and wiring. Other key components are purchased off-the-shelf from various independent manufacturers and distributors mostly located in the United States, including brake and suspension systems, handlebars, transmissions and clutches, drive belts, ignition starters, seats, tires and wheels, panel indicators, lights and batteries. Components manufactured by us in-house include motorcycle frames. Painting of our motorcycles is outsourced to two local painting companies skilled in custom motorcycle painting.

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

        We do not have, nor do we intend to enter into, any written agreements to obtain motorcycle components or parts. Other than our in-house production, we acquire our components and parts through individual purchase orders submitted to our vendors and manufacturers with lead times as needed to satisfy our ongoing production. Although we have identified, and in some cases contacted, alternative suitable sources for obtaining components not produced in-house, the loss of one or more of our major suppliers or manufacturers could cause material delays in our production operations and result in material harm to our business and financial condition.

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

Intellectual Property

        We hold a registered trademark for our Viper logo, and we have registered for trademark protection for the use of the term Viper in connection with motorcycles and motorcycle products. There is no assurance that we will receive trademark protection from the U.S. Patent and Trademark Office. If we cannot obtain an official registration of the Viper trademark, however, we believe we hold the right to continue using the Viper name and brand as it is now used by us for motorcycle products. We are aware of other users of the marks Viper and Diablo for various products, and there is no assurance one or more of these other users will not succeed in challenging our use.

        We regard our development technology and proprietary know-how and assets as being very valuable to us, but we have no patent protection to date. We have filed certain patents relating to our V-Twin engines and certain other Viper motorcycle components with the U.S. Patent and Trademark Office. There is no assurance we will obtain any significant patent protection, however, and we intend to rely primarily upon a combination of trade secrets and confidentiality agreements to protect our intellectual property.

        There is no assurance that any measures taken by us to protect our intellectual property will be sufficient or that such property will provide us with any competitive advantage. Competitors may be able to copy valuable features of our products or to obtain information we regard as a trade secret. We are currently not aware of any claims of patent infringement against us regarding our products.

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

Employees

        We currently employ 9 persons including our management, development, marketing and administrative personnel, all of whom are employed fulltime. We expect to hire 3-4 assembly personnel and up to 3 additional administrative or marketing employees during 2007 to support our anticipated commercial production and sales of Viper cruisers. Other than these additional anticipated personnel, we do not anticipate needing any additional personnel during the next twelve months. None of our employees belongs to a labor union, and we consider our relationship with our employees to be good.

Item 2.   Description of Property

        The Company currently does not own any real estate. All development, production, marketing and administrative operations of the Company are conducted from its Big Lake, MN leased facilities.

Big Lake Facility

        In February 2006 we entered into a written five-year lease to lease 36,000 square feet in a building in an industrial park in Big Lake, Minnesota about 30 miles northwest of Minneapolis. We have conducted all production, marketing and administrative operations and functions from this facility since moving there in 2006. Incident to our recent restructuring, we have reduced substantially the amount of space we lease at this Big Lake facility through an amendment of the initial lease entered into with the Lessor. Our reduced spaces are approximately 12,000 square feet, and we are currently in the process of moving out of the spaces we will no longer lease. Our monthly payments for rental, utilities, taxes and other pro rata share of building expenses have been reduced from aproximately $25,000 monthly to $12,000 monthly. Since we are not manufacturing certain engine and other components in-house as originally intended when we first occupied the Big Lake facility, we believe the reduced spaces are adequate to conduct all our business, production assembly and development operations for the foreseeable future.

        The Company owns considerable development and production equipment, computer and office equipment, and business vehicles, all of which have cost it approximately $415,000 since its inception in November 2002.

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

Item 4.   Submission of Matters to a Vote of Security Holders.

        No matters were submitted to a vote of security holders of the registrant during the fourth quarter of the past fiscal year ended December 31, 2006.

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.

Market Information

        The Company’s common stock is traded in the over-the-counter (OTC) market and since March 12, 2007 has been quoted on the OTC Bulletin Board under the symbol “VPWS.” Prior thereto, it was quoted on the Pink Sheets quotation system under the same symbol. The range of high and low bid prices of the Company’s common stock, as reported by Pink Sheets and Bulletin Board quotation systems, are as follows. These quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.

Period	High Price(Bid)	Low Price(Bid)
April – June, 2005	$7.50	$5.00
July – September, 2005	$6.75	$5.00
October – December, 2005	$5.75	$3.00
January – March 2006	$5.25	$2.50
April – June, 2006	$5.00	$2.50
July – September, 2006	$4.60	$1.25
October – December, 2006	$1.75	$.75
January – March 30, 2007	$2.49	$.70

        The closing sales price of our common stock on March 30, 2007 was $1.50 per share.

Shareholders

        As of March 30, 2007, there were 366 shareholders of record holding common stock of the Company.

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

        There were no issuer repurchases by the registrant during the fiscal year ended December 31, 2006.

Equity Securities Sold by the Registrant

        Following are all equity security transactions during the fiscal quarter ended December 31, 2006 involving sales not registered under the Securities Act:

        In November 2006 the Company issued 130,000 shares of its common stock valued at $.75/share to its President, John Lai as a bonus related to his services rendered to the Company during 2006.

        In November-December 2006 the Company converted a total of $2,751,192 of debt owed to various accredited investors in exchange for a total of 2,474,744 common shares of the Company, including $513,356 principal and accrued interest owed to a secured creditor on the basis of $.75 per share, and $2,237,836 principal and accrued interest owed to certain unsecured Noteholders on the basis of $1.25 per share.

        In December 2006 the Company sold a total of 173,333 common shares of the Company in a private placement to four accredited investors at $.75/share, for a total consideration of $130,000.

        Based on the manner of issuance of all the foregoing equity security transactions, they were private placements and not in the nature of a public offering, and the Company believes they were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. All of the persons receiving securities of the Company in the foregoing transactions received legended certificates for such securities which clearly stated the securities could not be resold, transferred or otherwise disposed of unless registered under applicable securities laws or exempt from registration under a satisfactory securities exemption.

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

        The following discussion should be read in conjunction with our audited consolidated financial statements and related notes included in this registration statement. These financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP).

Results of Operations for the Fiscal Year Ended December 31, 2006 Compared to the Fiscal Year Ended December 31, 2005.

Comparison of Operations for Fiscal Years 2006 and 2005 Ended December 31.

        Revenues.    We reported negative revenue of $(48,745) in 2006 due to product returns related to certain sales of a product discontinued in 2004, compared to revenue of $1,171 in 2005 represented by the sale of motorcycle parts.

        Research and Development.   Research and development costs were not materially different in 2006 compared to 2005, being $983,864 in 2006 and $978,501 in 2005.

        Selling, General and Administrative Expenses.   Selling, general and administrative costs decreased $1,686,385 to $2,324,487 in 2006 from $4,010,872 in 2005, due both to personnel reductions and reduced marketing expenses in 2006.

        Loss from Impairment of Assets.   Engine technology assets of $7,371,689 were written off in 2006 as compared to zero for 2005.

        Loss from Operations.   Operational losses were $10,680,040 in 2006 compared to $4,989,542 for 2005, which increase in 2006 was due primarily to the impairment of engine development cost.

        Interest Expense.   Interest expense increased by $453,056 to $616,645 in 2006 compared to $163,589 in 2005, which increase was due primarily to the substantially larger outstanding loans held by us during most of 2006 compared to 2005.

Plan of Operation

        Our long-term business strategy or goal is to become a leading developer and supplier of premium V-Twin heavyweight motorcycles, V-Twin engines, and ancillary motorcycle aftermarket products. In implementing this strategy, we intend to execute the following matters for the next twelve months:

        Commercialize the Diablo and Diamondback – Our primary focus during 2007 will be to establish permanent production operations for our motorcycle products to be manufactured by us on a commercial scale. We have recently obtained the necessary working capital and inventory financing for this purpose. We have completed a production assembly line including shelving, railings and individual station equipment necessary for efficient factory production operations. We also have obtained all vendors, suppliers or subcontract third parties needed for obtaining components, parts and raw materials for our motorcycles and having them painted after assembly, and we will continue to identify and obtain alternate sources for material components.

        Continue Design and Development – We will complete development and testing of our Mamba and touring models to offer them commercially as soon as possible.

        Expansion of Distribution Network – We will continue to identify and recruit qualified independent motorcycle dealers to become Viper dealers until we achieve our goal of having a nationwide network of Viper dealers. We will only select full-service dealers which we determine possess a successful V-Twin motorcycle sales history, a solid financial condition, a good reputation in the industry, and a definite desire to sell and promote Viper products. We also intend to recruit and retain one or more Canadian motorcycle dealers to sell our products. Moreover, in 2008 we intend to commence initial efforts to enter overseas foreign markets including identifying effective overseas motorcycle distributors and attracting them to our products and Viper brand.

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

        Market and Sell Ancillary Viper Products – In 2007, we intend to commence marketing and sales of a variety of ancillary products under our Viper brand, particularly in the large custom cruiser aftermarket. We expect our primary aftermarket sales will be our line of powerful Viper V-Twin engines, and by 2008 we anticipate obtaining substantial revenues from Viper engine sales in this active aftermarket. We also intend to develop and offer for sale certain billet parts and components to be manufactured by us in-house. We also will outsource production of ancillary Viper items from third-party suppliers including various motorcycle parts and accessories, collectibles, and other Viper branded merchandise. For example, we have recently obtained a source to provide us with a line of Viper branded apparel. Our ancillary Viper products will be sold through multiple marketing channels including Viper dealers, independent aftermarket catalogs and our website.

        We anticipate spending approximately the following amounts in the next twelve months to support our operating expenses regardless of the number of motorcycles we sell or the revenues we receive:

Sales and marketing expenses including dealer support and recruitment	$120,000
Research and development activities	$220,000
General and administrative expenses including management compensation	$820,000
Rent payments and fixed overhead expenses	$240,000
Obtaining governmental regulatory certifications	$60,000

        Due to our recent private placement, we anticipate having sufficient cash to support our operating expenses until we commence commercial deliveries of Viper motorcycles by the summer of 2007. Thereafter we will need additional working capital, which there is no assurance will be available as needed.

Liquidity and Capital Resources

        Since our inception, we have financed our development, capital expenditures and working capital needs through the sale and issuance of our capital stock or through loans from our principal shareholders. Financing through issuance of our common or preferred stock has included private placements for cash, common stock issued for employee compensation and consulting services, common stock issued to satisfy accounts payable, and common and preferred stock issued to convert outstanding loans and other liabilities into capital stock of our company. We have raised a total of approximately $5.9 Million through the sale of our common stock in private placements, and at least $3.5 Million in loans from our management or principal shareholders.

        We have also relied on satisfying substantial employee compensation, consulting fees, product development, marketing and administrative expenses directly through issuance of our common stock. From inception through the end of 2006, we paid a total of approximately $2.5 Million for such expenses with our common stock.

        As of December 31, 2006, we had cash resources of $111,000, total current liabilities of approximately $838,000 and a negative working capital position of approximately ($270,189).

Future Liquidity

        Based on our current cash position along with our production inventory financing facility, we believe we will be able to fund our ongoing operations until the summer of 2007. To provide working capital thereafter, we need to obtain substantial additional financing through loans and/or sales of our equity securities. Although we believe such additional financing will be available to us as needed, there is no assurance we will raise any such additional funds on terms acceptable to us, or at all, or that any future financing transactions will not be dilutive to our stockholders.

        If we are unable to raise additional funds as needed, we will be required to curtail significantly, or may even cease, our ongoing and planned operations. Our future liquidity and capital requirements will be influenced materially by various factors including the extent and duration of our future operating losses, the level and timing of future sales and expenses, market acceptance of our motorcycle products, regulatory and market developments in our industry, and general economic conditions.

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

        We provide a floorplan financing program to our dealers through a written agreement with a leading finance company which requires us to repurchase any products repossessed from our dealers by the finance company, including any costs related to the repossession. Regarding revenue recognition for dealers who take advantage of our dealer floorplan facility, we have established a reserve allowance for the estimated liability related to such repossessions. We will review this repurchase allowance on a quarterly basis, and to the extent current experience differs materially with previous allowance estimates, we will make appropriate adjustments. Our dealer agreement provides the dealer has no right of return unless the return is authorized by us.

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

        For the purpose of determining issuances of our common stock for goods and services and the exercise prices of our options or warrants, we have based the value of our common stock primarily on the offering price used in our most recent private placement to the grant date of such securities. Offering prices with respect to our private placements have been based on various factors including arms’ length negotiations with unaffiliated representatives of private investors or independent placement agents and our valuation beliefs based on the development of our company and motorcycle products at the respective times of the private placements.

        Impairment – Soon after the end of each fiscal year and each interim quarter, we will conduct a thorough impairment evaluation of our engine development technology and any other material intangible assets. If the results of any such impairment analysis indicates our recorded values for any such assets have declined a material amount, we will adjust our recorded valuations on a discounted cash flow basis to reflect any such decline in value in all our financial statements. Each impairment test will be based on a comparison of the carrying amount of an asset to future net undiscounted cash flows and the engine technology costs will be fully impaired in 2006.

Off-Balance Sheet Arrangements

        Other than a guarantee of our floor plan financing by a principal shareholder and another guaranty of our bank credit facility by one of our directors, we have no off-balance sheet arrangements. See “Certain Relationships and Related Transactions.”

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

Because of our development status and the nature of our business, our securities are highly speculative.

        Our securities are speculative and involve a high degree of risk, generally because of our being in the development stage from our 2002 inception until the middle of 2007. There is no assurance we will ever generate any material commercial revenues from our operations. Moreover, we do not expect to realize any material profits from our operations in the short term. Any profitability in the future from our business will be dependent upon realizing production and sales of our motorcycle products in material commercial quantities, which there is no assurance will ever happen.

We have a limited operating history primarily involved in product development, and we have not generated any ongoing commercial revenues to date or attained any profitable operations.

        From our inception in late 2002 through December 31, 2006, we have experienced cumulative losses of approximately $25 Million, and we will continue to incur losses until we produce and sell our motorcycle products in sufficient volume to attain profitability, which there is no assurance will ever happen. Our operations are particularly subject to the many risks inherent in the early stages of a business enterprise and the uncertainties arising from the lack of a commercial operating history. There can be no assurance that our business plan will prove successful.

Our business plan will encounter serious delays or even result in failure if we are unable to obtain significant additional financing when needed, since we are required to make significant and continuing expenditures to satisfy our future business plan.

        Our ability to become commercially successful will depend largely on our being able to continue raising significant additional financing. If we are unable to obtain additional financing through equity or debt sources as needed, we would not be able to succeed in our commercial operations which eventually would result in a failure of our business.

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

        Our motorcycles must be designed and manufactured to meet high quality standards in a cost-effective manner. Because of our lack of experience in manufacturing operations, we may have difficulty in timely producing or outsourcing motorcycle products in a volume sufficient to cover orders from our dealers. Any material manufacturing delays could frustrate dealers and their customers and lead to a negative perception of Viper products or our company. If we are unable to manufacture effectively in terms of quality, timing and cost, our ability to generate revenues and profits will be impaired.

We depend upon a limited number of outside suppliers for our key motorcycle parts and components.

        Our heavy reliance upon outside vendors and suppliers for our components involves risk factors such as limited control over prices, timely delivery and quality control. We have no written agreements to ensure continued supply of parts and components. Although alternate suppliers are available for our key components, any material changes in our suppliers could cause material delays in production and increase production costs. We are unable to determine whether our suppliers will be able to timely supply us with commercial production needs. There is no assurance that any of our vendors or suppliers will be able to meet our future commercial production demands as to volume, quality or timeliness.

We will be highly dependent upon our Viper distribution network of independent motorcycle dealers.

        We depend upon our Viper dealers to sell our products and promote our brand image. If our dealers are unable to sell and promote our products effectively, our business will be harmed seriously. We currently have agreements with only four dealers. We must continue to recruit and expand our dealer base to satisfy our projected revenues. If we fail to timely obtain new dealers or maintain our relationship with existing dealers effectively, we could be unable to achieve sufficient sales to support our operations.

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

        Sales of our premium motorcycle products are targeted toward a limited number of upscale purchasers willing to pay a higher price for Viper products. Suggested retail prices of our motorcycles will be considerably higher than most premium models of our competitors. If we are unable to attract and obtain sufficient motorcyclists willing to pay the higher prices of our products, our business model would not succeed and our business would likely fail.

We may experience significant returns or warranty claims.

        Since we have a minimal history of commercial sales of our products, we have no material data regarding the performance or maintenance requirements of Viper products. Accordingly, we have no basis on which we can currently predict warranty costs. If we experience significant warranty service requirements or product recalls, potential customers may not purchase our products. Any significant warranty service requirements or product recalls would increase our costs substantially and likely reduce the value of our brand.

Our exposure to product liability claims could harm us seriously.

        Given the nature of motorcycle products, we expect to encounter product liability claims against us from time to time for personal injury or property damage. If such claims become substantial, our brand and reputation would be harmed seriously. These claims also could require us to pay substantial damage awards.

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

        Our success depends upon the efforts of our current executive officers and other key employees, and the loss of the services of one or more of them could impair our growth materially. If we are unable to retain current key employees, or to hire and retain additional qualified key personnel when needed, our business and operations would be adversely affected substantially. We do not have "key person" insurance covering any of our employees, and we have no written employment agreement with a key employee.

Our success depends substantially on our ability to protect our intellectual property rights, and any failure to protect these rights would be harmful to us.

        The future growth and success of our business will depend materially on our ability to protect our trademarks, trade names and any future patent rights, and to preserve our trade secrets. We hold trademark rights including our logo design and the use of our "Viper" brand for motorcycle products, and we have applied for certain additional trademark protection. There is no assurance, however, that any future or current trademark registrations will result in a registered and protectable trademark. Moreover, there is no assurance that other users of the Viper mark or other marks used by us will not challenge our brands. If one or more challenges against us are successful, we could be forced to discontinue use of our motorcycle brands, which would cause serious harm to our business and brand image.

        We have applied for various patents covering unique features of both our motorcycles and our V-Twin engines, but we do not expect to obtain any significant patent protection. We will rely mainly upon trade secrets, proprietary know-how, and continuing technological innovation to compete in our market. There is no assurance that our competitors will not independently develop technologies equal to or similar to ours, or otherwise obtain access to our technology or trade secrets. Our competitors also could obtain patent rights that could prevent, limit or interfere with our ability to manufacture and market our products. Third parties also may assert infringement claims against us, which could cause us to incur costly litigation to protect and defend our intellectual property rights. Moreover, if we are judged to have infringed rights of others, we may have to pay substantial damages and discontinue use of the infringing product or process unless they are re-designed to avoid the infringement. Any claim of infringement against us would involve substantial expenditures and divert the time and effort of our management materially.

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

        Our marketing strategy includes future sales of Viper products internationally, which will subject our business to additional regulations and other factors varying from country to country. These matters include export requirement regulations, foreign environmental and safety requirements, marketing and distribution factors, and the effect of currency fluctuations. We also will be affected by local economic condition in international markets as well as the difficulties related to managing operations from long distances. There is no assurance we will be able to successfully market and sell Viper products in foreign countries.

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

Name	Age	Position
John Lai	43	President, Co-founder and Director
John R. Silseth II	44	Managing Director and Co-founder
Robert O. Knutson	70	Director and Secretary
Jerome Posey	58	Chief Financial Officer and Treasurer
Terry L. Nesbitt	57	Director
Robert Van Den Berg	72	Director
Duane Peterson	57	Director

JOHN LAI has been a director of the Company since its inception in 2002, and he also served as our President since January 2005. Since 1992, Mr. Lai has owned and operated Genesis Capital Group, Inc., a provider of corporate development and venture capital consulting. From 1996 to 1998, he was Chief Financial Officer and a director of Buyitnow.com, Inc., an internet retailer.

JOHN R. SILSETH II is a co-founder of the Company. Through his wholly-owned company, Racing Partners Management Inc., Mr. Silseth has provided consulting and financing services to the Company since its 2002 inception, and he also is a principal shareholder of the Company. Through Racing Partners Management Inc., Mr. Silseth also has provided consulting services to various early-stage or start-up businesses during the past ten years.

ROBERT O. KNUTSON has been a director of the Company since February 2005, and he has been Secretary of the Company since its 2002 inception. Mr. Knutson has practiced law in the Minneapolis metropolitan area as a sole practitioner since 1971, and prior thereto he was an associate attorney with the Minneapolis law firm of Dorsey & Whitney.

JEROME POSEY has been the Chief Financial Officer of the company since November 2005. From December 2001 until October 2005, Mr. Posey was Vice President/ Finance & Chief Financial Officer of Intravantage Inc., which manufactured a drug delivery device for the dental industry. From 1997 to November 2001, he was the Chief Financial Officer and Shareholder of Robin Lee’s, Inc., a retailer of collectibles, home decor and greeting cards.

TERRY L. NESBITT has been a director of the Company since February 2005, and he currently consults in our industry. Until January 2007, Mr. Nesbitt was our Executive Vice President of Sales and Marketing of the Company, since our inception in 2002. During 2001 and most of 2002, Mr. Nesbitt was an independent consultant in the motorcycle industry. Prior to 2001, he served in several key sales management positions over a fifteen-year period with Polaris Industries Inc., including national sales manager for Polaris’ line of Victory V-Twin cruiser motorcycles.

ROBERT VAN DEN BERG has been a director of the Company since January 2007. Since 1969 he was the principal owner and Chief Executive Officer of Comstrand Inc. until its recent sale in 2006 when it had attained annual sales of $50 million. Mr. Van Den Berg also has owned and sold several other successful companies over the past years, and he currently is engaged in certain real estate development activities.

DUANE PETERSON is a founder of Peterson, Beyenhof & Zahler, Ltd. and has been a principal CPA with this accounting firm since 1978. Mr. Peterson has extensive experience in business and financial consulting, complex tax accounting, and tax and financial planning for many corporate and individual clients.

Audit Committee

        We do not have a separately designated audit committee, but rather our entire Board of Directors serves as our audit committee.

Section 16(a) Beneficial Ownership Reporting Compliance

        Based upon a review of copies of reports furnished to us during our fiscal year ended December 31, 2006, which reports are filed under Section 16(a) of the Securities Exchange Act of 1934, we know of no director, officer, or beneficial owner of more than 10% of our common stock who failed to file on a timely basis any report required by Section 16(a).

Code of Ethics

        We have adopted a Code of Ethics that applies to our principal executive officer, our principal financial and accounting officer, or persons performing similar functions. We will provide any person without charge who requests, a copy of our Code of Ethics. Any copy requests may be directed to Viper Powersports Inc., 19950 177th St., Suite F, Big Lake, MN 55309, attention Jerome Posey, or by calling (763) 263-5700.

Item 10.   Executive Compensation

        The following table sets forth the executive compensation of the executive officers of the Company during the two fiscal years ended December 31, 2005 and 2006.

SUMMARY COMPENSATION TABLE

Name and Position	Year	Salary ($)	Stock Awards ($)		Shares Underlying Options (#)

John Lai, President	2006	$84,000	$97,500	(1)	—
	2005	$84,000	—		150,000	(3)
John Silseth II, Managing Director(2)	2006	$102,000	—		—
	2005	$120,000	—		—
Terry Nesbitt, Vice President	2006	$111,260	—		—
	2005	$110,060	$—		125,000	(3)

(1)	This stock grant to Mr. Lai was for 130,000 common shares valued at $.75 per share at the time of the grant.
(2)	Mr. Silseth receives his compensation through consulting payments made to his wholly-owned corporation. See “Certain Relationships and Related Transactions.”
(3)	In February 2005, Mr. Lai was granted a five-year stock option for 150,000 common shares exercisable at $2.50 per share, and Mr. Nesbitt was granted a similar option for 125,000 shares.

Options/SAR Grants

        The Company did not issue any stock options or SAR grants in fiscal 2006. None of the stock options issued by the Company since its inception have been exercised. The following tables contain certain information relating to unexercised options.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

			Number of Securities Underlying Unexercised Options/SARs at FY-End (#)	Value of Unexercised In-the-Money Options/SARs at FY-End ($)
Name	Shares Acquired	Value Realized ($)	Exercisable/Unexercisable	Exercisable/Unexercisable

John Lai	-0-	-0-	150,000/0	$0/0
Terry Nesbitt	-0-	-0-	125,000/0	$0/0

Compensation of Directors

        The Company did not compensate any of its directors for their services provided during 2006 as a director of the Company.

Employment Contracts and Change-in-Control Arrangements

        The Company currently has no written employment contracts with its management or other employees. The Company also does not have any change-in-control arrangements with any person. The Company also does not have any plans, arrangements or understandings to pay any accrued earnings in the future.

Item 11.   Security Ownership of Certain Beneficial Owners and Management and Related Stock Matters.

The following table sets forth as of March 15, 2007 certain information regarding beneficial ownership of the common stock of the Company by (a) each person or group known by the Company to be the beneficial owner of more than 5% of the outstanding common stock of the Company, (b) each director and executive officer of the Company, and (c) all directors and executive officers of the Company as a group. Each shareholder named in the below table has sole voting and investment power with respect to shares of common stock shown in the table. Shares underlying any options or warrants included in the table are all currently exercisable. Unless otherwise indicated, the address of each listed shareholder is 19950 177th St., Suite F, Big Lake, MN 55309. This table is based on 14,994,481 common shares outstanding on March 15, 2007.

Shareholder	Shares Owned Beneficially	Percent of Class

Title of Class – Common Stock

John Lai (l)	867,966	5.8%
Terry L. Nesbitt (2)	425,000	2.8%
Robert O. Knutson (3)	249,353	1.7%
John R. Silseth II	2,038,433	13.6%
Robert Van Den Berg	160,000	1.1%
Duane Peterson	5,000	–
David Palmlund III (4)	4,903,509	32.7%
5323 Swiss Avenue
Dallas, TX 75214
Garry Lowenthal (5)	868,916	5.8%
1836 Prior Avenue
Falcon Heights, MN 55113
All directors and officers	3,740,752	24.9%
as a group (6 persons) (6)

(1)	Includes 150,000 shares underlying an option.
(2)	Includes 125,000 shares underlying an option.
(3)	Includes 75,000 shares underlying an option.
(4)	Includes an aggregate of 335,000 shares underlying warrants and an option.
(5)	Includes 75,000 shares underlying an option.
(6)	Includes 350,000 shares underlying options.

Item 12.   Certain Relationships and Related Transactions.

        Following are any material transactions during the past two years between the Company and any of its directors, executive officers, and principal shareholders:

Private Placements

        In connection with certain private placements of our common stock, related parties have participated on the same terms as unrelated parties, including the following:

        December 2006 – March 2007 — Related parties purchased a total of 70,000 shares at $.75 per share including 50,000 shares by John Lai (our President), 20,000 shares by Robert Van Den Berg (one of our directors).

        June – August 2005 Placement — Related parties purchased a total of 186,937 shares at $3.90 per share including 33,000 shares by John Silseth II (a founder and principal shareholder) and 153,937 shares by David Palmlund III (a principal shareholder).

Loans From Related Parties

        From December 2003 through August 2004, David Palmlund III, a principal shareholder, loaned the Company a total of $2 Million, for which he received various notes bearing interest rates from 10% to 35% and having maturity dates from August 2004 to September 2005. All of this Palmlund debt was outstanding as of December 31, 2004. In early 2005, Mr. Palmlund converted all of this debt except $150,000 (which continued to be held as a Note), including accrued interest, at $2.50 per share into 740,000 shares of preferred stock of the Company and 64,635 common shares of the Company.

        From time to time, related parties other than Mr. Palmlund have made substantial cash advances or loans to the Company for working capital purposes. These related party lenders have included our President (John Lai), our Managing Director (John Silseth), one of our directors (Robert Van Den Berg) and a principal shareholder (Gary Lowenthal). For these loans, they received unsecured notes paying interest at 8% per annum. As of December 31, 2004, $673,237 of such related party debt was outstanding, including accrued interest. In 2005, all of these outstanding 8% notes and their accrued interest were converted into common shares of the Company at $2.50 per share.

Certain David Palmlund III Transactions

        During a period of approximately one year ending in October 2006, Mr. Palmlund provided us with development production and inventory financing in the aggregate amount of $1,700,000, for which we issued him secured Notes with monthly interest rates of 2% on average monthly outstanding balances. These Notes were secured by all Viper motorcycle components and finished goods inventory. All of these Notes were fully satisfied through their conversion into our common stock as described in the following paragraph.

        Incident to our capital restructuring during late 2006 and early 2007, David Palmlund (a principal shareholder of the Company) converted preferred stock and outstanding Note owed to him into our common stock as follows:

        i)   He converted 740,000 shares of 8% Preferred Stock with a stated value of $1,850,000 along with related accrued dividends of $246,937 into a total of 1,677,550 common shares on the basis of $1.25 per share.

        ii)  He converted outstanding Notes and related accrued interest in the total amount of $2,030,588 into a total of 1,624,471 common shares on the basis of $1.25 per share.

        In January 2004 (as amended February 2005, 2006 and 2007), we obtained a Letter of Credit (LOC) from Compass Bank of Dallas, Texas in the amount of $200,000 in favor of GE Commercial Distribution Finance Corporation for the purpose of securing our floor plan financing facility. This LOC was guaranteed by Mr. Palmlund, who is being paid $3,000 monthly by us so long as this guaranty is outstanding.

Consulting Compensation

        During 2005 and 2006 we paid cash compensation to Racing Partners Management Inc., a corporation wholly owned by John R. Silseth II (a founder, principal shareholder and Managing Director of the Company) for consulting services related to management operations, motorcycle development, procurement of third party suppliers, creation of an assembly manufacturing system and preparing for commercial production. These consulting expenses included $120,000 in 2005 and $102,000 in 2006. Such consulting payments were all approved by resolutions of the Board of Directors, and we believe that the terms of our consulting arrangements with Racing Partners were no less favorable than those we would have obtained from an unrelated consulting arrangement negotiated at arm’s length.

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

        We also have issued warrants to David Palmlund III for providing us with financing services, which warrants have granted him the right to purchase a total of 225,000 of our common shares exercisable at $2.50 per share for a five-year term.

Credit Facility Guaranty

        In January 2007, Robert Van Den Berg, a director of the Company, guaranteed a $250,000 credit facility we obtained from a banking institution, which was established in order to purchase inventory parts and components for upcoming commercial production of Viper motorcycles. In consideration for Mr. Van Den Berg providing this guaranty, we issued him 100,000 shares of our common stock.

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

        Our auditor also billed us a total of $8,500 for professional services rendered to us in connection with audited financial statements included in our 10-SB registration filed in 2006.

        There were no other fees billed to us by our auditors for tax matters, additional audit-related fees or any non-audit services.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIPER POWERSPORTS INC. (Registrant)

By:	/s/ John Lai
John Lai – President
Date:	April 13, 2007

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Robert O. Knutson
Robert O. Knutson – Director
Date:	April 13, 2007

By:	/s/ John Lai
John Lai – Director
Date:	April 13, 2007

By:	/s/ Robert Van Den Berg
Robert Van Den Berg – Director
Date:	April 13, 2007

Viper Powersports, Inc.
(A Development Stage Company)

Consolidated Financial Statements

For the Years Ended December 31, 2006
and 2005

Viper Powersports, Inc.
(A Development Stage Company)

Index to Consolidated Financial Statements

Douglas W. Child, CPA Marty D. Van Wagoner, CPA J. Russ Bradshaw, CPA William R. Denney, CPA Roger B. Kennard, CPA Russell E. Anderson, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors

Viper Powersports, Inc.

Big Lake, Minnesota 55309

We have audited the accompanying consolidated balance sheets of Viper Powersports, Inc. (a development stage company) and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the period from November 18, 2002 (inception) to December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting, as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Viper Powersports, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended, and the period from November 18, 2002 (inception) to December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

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

Child, Van Wagoner & Bradshaw, PLLC

Salt Lake City, Utah

April 11, 2007

1284 W. Flint Meadow Dr. #D

Kaysville, Utah 84037

Telephone 801.927.1377

Facsimile 801.927.1344

5296 S. Commerce Dr. #300

Salt Lake City, Utah 84107

Telephone 801.281.4700

Facsimile 801.281.4701

Suite B, 4F

North Cape Commercial Bldg.

388 King’s Road

North Point, Hong Kong

Viper Powersports, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

Assets	December 31, 2006	December 31, 2005

Current Assets:
Cash	$110,854	$690,352
Accounts receivable	10,138	55
Inventory and supplies	430,794	178,547
Prepaid Expenses and other	15,547	75,578
Total Current Assets	567,333	944,532

Fixed Assets:
Office & computer equipment	115,809	112,446
Manufacturing and development equipment	476,903	275,470
Vehicles	101,799	101,799
Leasehold improvements	54,835	38,770
Accumulated depreciation	(294,995)	(169,047)
Total Fixed Assets	454,351	359,438

Other Assets:
Engine development costs	0	7,341,438
Rental deposit and other	16,449	49,342
Total Other Assets	16,449	7,390,780

Total Assets	$1,038,133	$8,694,750

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	599,567	45,521
Accrued liabilities	52,656	67,859
Shareholder note	100,000	250,000
Current portion of capital lease	85,299	30,795
Total Current Liabilities	837,522	394,175

Long-Term Liabilities:
Capital lease, less current portion	168,271	86,881
Total Long-Term Liabilities	168,271	86,881

Total Liabilities	1,005,793	481,056

Stockholders’ Equity
Preferred stock, $.001 par value; authorized 20,000,000 shares; 0 and 783,000 issued and outstanding at December 31, 2006 and December 31, 2005; liquidation preference $2.50 per share	—	783

Common Stock, $.001 par value; authorized 100,000,000 shares; 14,549,481 issued and outstanding at December 31, 2006 and 10,126,375 issued and outstanding at December 31, 2005	14,549	10,126
Paid in Capital	25,433,197	22,294,359
Accumulated deficit during the development stage	(25,415,406)	(14,091,574)
Total Stockholders’ Equity	32,340	8,213,694

Total Liabilities and Stockholders’ Equity	$1,038,133	$8,694,750

See notes to consolidated financial statements.

Viper Powersports, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

	Year Ended December 31, 2006	Year Ended December 31, 2005	Cumulative from Inception November 18, 2002 through 12/31/2006

Revenue	$(48,745)	$1,171	$593,378
Cost of revenue	3,379	1,340	505,442
Gross profit	(52,124)	(169)	87,936

Operating Expenses:
Research and development costs	983,864	978,501	3,809,279
Selling, general and administrative	2,324,487	4,010,872	13,689,641
Loss on impairment of assets	7,371,689	—	7,371,689
	10,680,040	4,989,373	24,870,609

Loss from operations	(10,732,164)	(4,989,542)	(24,782,673)
Other (expenses) income:

Interest expense	(616,645)	(163,589)	(940,422)
Other income	24,977	167,112	307,689

Net Loss	$(11,323,832)	$(4,986,019)	$(25,415,406)

Net Loss Per Common Share
(Basic and diluted)	$(1.06)	$(0.91)

Weighted Average Shares
Common Stock Outstanding	10,730,231	5,452,000

See notes to consolidated financial statements.

Viper Powersports, Inc.

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity

For the Period from November 18, 2002 (Inception) to December 31, 2006

Activity	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Common Stock Subscribed	Paid-In Capital	Accumulated Deficit	Accumulated Equity (Deficit) Total

BALANCE at November 18, 2002 (inception)	—	$—	—	$—	$—	$—	$—	$—
Common stock for services and accounts payable - $.40/share	—	—	425,000	170,000	—	—	—	170,000
Common stock for cash at $.40/share	—	—	294,478	117,791	—	—	—	117,791
Net Loss from inception through December 31, 2002	—	—	—	—	—	—	(344,612)	(344,612)
Balances at December 31, 2002	—	—	719,478	287,791	—	—	(344,612)	(56,821)

Common stock for services at $.40 to $1.00/share	—	—	1,219,250	1,095,500	—	—	—	1,095,500
Common stock for cash at $.40/share	—	—	855,522	342,209	—	—	—	342,209
Common stock for services and accounts payable at $2.00/share	—	—	42,500	85,000	—	—	—	85,000
Common stock for cash at $2.00 per share net of issuance costs	—	—	457,399	884,549	—	—	—	884,549
Value of warrants issued with convertible debt	—	—	—	110,168	—	—	—	110,168
Net loss for year ended December 31, 2003	—	—	—	—	—	—	(2,999,735)	(2,999,735)
Balances at December 31, 2003	—	—	3,294,149	2,805,217	—	—	(3,344,347)	(539,130)

Value of warrants issued with convertible debt	—	—	—	22,033	—	—	—	22,033
Common stock for cash at $2.50/share	—	—	98,000	245,000	—	—	—	245,000
Common stock for services and software at $2.50/share	—	—	61,000	152,500	—	—	—	152,500
Common stock for employment agreement services at $2.50/share	—	—	175,000	437,500	—	—	—	437,500
Common stock issued with May 2004 Notes at $2.50/share)	—	—	133,334	333,335	—	—	—	333,335
Common stock grants to employees at $2.50/share)	—	—	189,700	474,250	—	—	—	474,250
Value of warrants and options issued for services	—	—	—	175,363	—	—	—	175,363
Net loss for year ended December 31, 2004			—	—	—	—	(5,761,208)	(5,761,208)
Balances at December 31, 2004	—	—	3,951,183	4,645,198	—	—	(9,105,555)	(4,460,357)

Common stock for cash at $2.50/share	—	—	305,212	763,030	—	—	—	763,030
Common stock for payables and debt converted at $2.50/share	—	—	1,125,354	2,813,379	—	—	—	2,813,379
Preferred stock for outstanding debt converted at $2.50/share	783,000	1,957,500	—	—	—	—	—	1,957,500
Value of warrants and options issued for services	—	—	—	497,700	—	—	—	497,700
Common stock for engine development technology (Note 3)	—	—	2,996,575	7,491,437	—	—	—	7,491,437
Recapitalization from March 31, 2005 reverse merger (Note 4)	—	(1,956,717)	613,093	(16,201,753)	—	18,158,470	—	—
Common stock for cash at $3.90/share, net of offering costs of $513,124	—	—	1,000,038	1,000	—	3,386,024	—	3,387,024
Common stock to Cornell Capital Partners, LP issued for SEDA equity agreement			134,920	135		749,865		750,000
Net loss for year ended December 31, 2005	—	—	—	—	—	—	(4,986,019)	(4,986,019)

Balances at December 31, 2005	783,000	783	10,126,375	10,126	—	22,294,359	(14,091,574)	8,213,694

Preferred stock converted to Common Stock @$1.25/share	(783,000)	(783)	1,566,000	1,566		(783)		—
Common Stock for equity @ $.75 /share			173,333	173		129,827		130,000
Conversion of Notes payable @ $1.25/share			1,790,269	1,790		2,236,046		2,237,836
Conversion of Notes payable @ $.75/share			684,475	685		512,671		513,356
Dividends for Preferred converted @$1.25/share			209,029	209		261,077		261,286
Net loss for the period ended December 31, 2006							(11,323,832)	(11,323,832)

Balances at December 31, 2006	—	$—	14,549,481	$14,549	$—	$25,433,197	$(25,415,406)	$32,340

See notes to consolidated financial statements.

Viper Powersports, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

	Year Ended December 31, 2006	Year Ended December 31, 2005	Cumulative from Inception (November 18, 2002) to December 31, 2006
Cash Flows Used in Operating Activities:
Net Loss	$(11,323,832)	$(4,986,019)	$(25,415,406)

Expenses not Requiring an Outlay of Cash:
Depreciation	125,948	87,228	294,198
Common stock and warrants issued for compensation and expenses	3,142,478	1,247,700	7,088,727
Impairment loss	7,371,689	0	7,371,689

Changes to Operating Assets and Liabilities:
Decrease (Increase) in accounts receivable	(10,082)	9,355	(10,137)
Decrease (Increase) in supplies and prepaids	(224,148)	29,948	(478,274)
Decrease (Increase) in rental deposits and other	2,642	(24,563)	(52,959)
Increase (decrease) in accounts payable	554,046	(48,132)	599,568
Increase (decrease) in accrued liabilities	3,229	(383)	88,382
Cash Flows Used in Operating Activities	(358,030)	(3,684,866)	(10,514,212)

Cash Flows Used in Investing Activities:
Funding from Thor Performance for engine development	0	150,000	150,000
Purchase of intellectual property	—	0	(35,251)
Purchase of fixed assets	(220,860)	(69,934)	(707,040)
Cash Flows Used in Investing Activities	(220,860)	80,066	(592,291)

Cash Flows from Financing Activities:
Net proceeds from sale of stock	0	4,150,054	5,957,104
Checks in excess of bank balance (reduction)	0	(18,515)	—
Stockholder loan and capital lease payments	149,394	(529,424)	(447,986)
Loans from stockholders	(150,000)	693,000	5,708,239
Cash Flows from Financing Activities	(606)	4,295,115	11,217,357

Net Increase (decrease) in Cash	(579,497)	690,315	110,854

Cash at Beginning of Period	690,352	36	—

Cash at End of Period	$110,854	$690,352	$110,854

Supplemental Non-Cash Financing Activities and Cash Flow Information:

Common Stock issued for accounts payable (expenses)	$—	$1,268,698	$1,323,698

Common Stock issued for accrued liabilities (expenses)	$—	$553,521	$553,521

Preferred Stock issued for Debt	$—	$1,957,500	$1,957,500

Common Stock issued for Debt	$2,751,192	$991,160	$3,852,520

Common Stock issued for software (assets)	$—	$—	$50,000

Common Stock Issued for Engine Development Technology and engine development obligation of $ 150,000	$—	$7,491,437	$7,341,437

Equipment Acquired via capital lease	$232,144	$—	$304,740

Stock Warrants Issued with Convertible Debt	$—	$110,168	$132,201

Interest Paid	$327,106	$—	$483,790

Income Taxes Paid	$—	$—	$—

See notes to consolidated financial statements.

Viper Powersports, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

1.	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Viper Powersports Inc. was incorporated in Nevada in 1980 under a different name, and was inactive for years. On March 31, 2005 the Company was recapitalized through a merger with Viper Motorcycle Company, a Minnesota corporation. The former shareholders of Viper Motorcycle Company acquired 93.5% of the capital stock of Viper Powersports Inc. in exchange for all of the capital stock of Viper Motorcycle Company. This transaction was effected as a reverse merger for financial statement and operational purposes, and accordingly Viper Powersports Inc. regards its inception as being the incorporation of Viper Motorcycle Company on November 18, 2002. (See Note 4 - Recapitalization). Upon completion of this reverse merger, Viper Motorcycle Company became a wholly-owned subsidiary of Viper Powersports Inc.

The stock exchange in this reverse merger was effected on a one-for-one basis, resulting in each shareholder of Viper Motorcycle Company receiving the same number and type of capital stock of Viper Powersports Inc. which they held in Viper Motorcycle Company prior to the merger.

Viper Performance Inc., also a wholly-owned subsidiary of Viper Powersports Inc., was incorporated in Minnesota in March 2005 for the purpose of receiving and holding engine development technology and related assets acquired by Viper Powersports Inc. These assets were acquired from Thor Performance Inc., a Minnesota corporation in March 2005 in exchange for 2,996,575 shares of common stock of Viper Powersports Inc. (See Note 3 - Purchase of Engine Development Technology.)

As used herein, the term “the Company” refers to “Viper Powersports Inc.”, and its wholly-owned subsidiaries, unless the context indicates otherwise.

The Company is a development stage company engaged in design and development of premium V-Twin cruiser motorcycles. The Company has sold its capital stock and debt securities in various private placements to fund its development, marketing and other operations. The Company also has issued substantial shares of its common stock to compensate officers and other employees, consultants, and vendors, and to satisfy outstanding debt and other obligations. The Company continues to rely upon loans and sales of its equity securities to fund current operations. The Company’s executive and administrative offices, and its engineering and development operations, are located in a 35,990 square foot facility in Big Lake, Minnesota.

Viper Powersports, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

1.	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Going Concern – The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $25,415,406 since inception, and currently has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the production of its motorcycles. Management has plans to seek additional capital through private placements of its common stock. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Principles of Consolidation – The consolidated financial statements include the accounts of Viper Powersports Inc. and its wholly-owned subsidiaries, Viper Motorcycle Company and Viper Performance Inc. All intercompany balances and transactions have been eliminated in consolidation.

Debt Conversions – During 2006, Viper Motorcycle Company substantially reorganized its financial position by converting a total of $2,751,192 of its debt, including interest, into 1,790,269 shares of common stock at $1.25 per share and 684,475 shares of common stock at $.75 per share.

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

The exception to the above statement is if the sale(s) to the dealer(s) are financed through dealer financing. At that point the company records revenue for the bike sold and a receivable from GE Commercial Finance.

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

Warranty information is detailed in the following table:

	December 31, 2006	December 31, 2005	December 31, 2004
Beginning balance	$15,584	$27,591	$—
Warranties issued		—	29,515
Warranty payments	(5,584)	(12,007)	(1,924)
Ending balance	$10,000	$15,584	$27,591

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

The fair values of the employee stock options granted during the years ending December 31, 2004 and 2005 were $29,863 and $497,700, respectively. The fair values of these option grants were determined using the Black-Scholes model with the following assumptions: a risk-free interest rate of 4.25%, an expected life of five years, 18% volatility, and no expected dividend yield.

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

Dealer Floor Plan Financing – In May 2003, the Company entered into a floor plan financing agreement with GE Commercial Distribution Finance Corporation (CDF) to establish a financing facility for the Company’s independent dealers. Under this agreement, the Company submits an invoice to CDF describing the merchandise it ships to a dealer when the dealer requests floor plan financing from CDF. If CDF accepts the obligation to finance the merchandise, CDF pays the Company 97.6% to 100% of the amount invoiced. The Company must provide to CDF certain covenants when invoices are submitted for floor plan financing, relating to the bona fide nature of the order, title and salability of the merchandise being financed.

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

The Company incurred a net loss of $11,323,832, $4,986,019 and $25,415,406, for the years ending December 31, 2006 and 2005 and the period from inception (November 18, 2002) through December 31, 2006, respectively. Viper produced 25 motorcycles in 2004 as a “Development Stage Company” while producing only one bike per dealer (considered a “one-time” R&D production on the new bike). The current business plan is to commence commercial production in the second quarter 2007. No additional capital infusion will be required to start commercial production of motorcycles and engines.

The Company has completed the following financing transactions to fund the anticipated cash flow shortfall. On August 31, 2005 the Company completed a private placement of 1,000,038 shares at $3.90 per share resulting in net proceeds to the Company of $3,387,024.

In December 2006 the Company sold a total of 173,333 common shares of the Company in a private placement to four accredited investors at $.75 per share, for a total consideration of $130,000.

Viper Powersports, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

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

In accordance with SFAS 2, Accounting for Research and Development Costs, and SFAS 142, Goodwill and Other Intangible Assets, the Company’s policy is to capitalize costs incurred in connection with the purchase, from outside parties, of new engine development technology. Any internally developed technology would be classified as research and development, and would be immediately expensed. During 2005 the Company capitalized $ 7,341,438 of motorcycle engine development cost. The Company’s policy is to amortize the cost capitalized in connection with developing engine technology on a straight line basis over 10 years. No amortization was taken during 2005 as the company was still in the development stage. The company did not produce any motorcycles during the 2006 year and so it was determined that impairment of the engine development cost should be taken. This amount is $7,371,689 and has been fully impaired in the fiscal year 2006.

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

Pursuant to the one-for-one share exchange basis of this merger, the stockholders of Viper Motorcycle Company exchanged all of their capital stock for a like amount and type of capital stock of Viper Powersports Inc. Common stockholders of Viper Motorcycle Company acquired a total of 8,272,324 shares of common stock of Viper Powersports Inc., including shares issued for engine development technology. Preferred stockholders of Viper Motorcycle Company acquired a total of 783,000 shares of preferred stock of Viper Powersports Inc., which preferred shares were convertible into common shares on a one-for-one basis. All preferred shares were converted, in December 2006, on the basis of $1.25 per share.

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

Indebtedness to Principal Shareholders – From December 2003 to August 2004, David Palmlund III (a principal shareholder) loaned a total of $2,000,000 to the Company, for which he received various notes bearing interest rates from 10% to 35% and having maturity dates from August 2004 to September 2005. All of this debt was outstanding as of December 31, 2004. In March 2005, except for $150,000 of a Series A Convertible Secured Note, Mr. Palmlund converted all of his debt, including accrued interest, into 740,000 shares of preferred stock of the Company and 64,635 shares of common stock of the Company, all based on the share price of $2.50. The unconverted $150,000 Series A Note bears an interest rate of 18% per annum, and is convertible into common shares of the Company on the basis of $2.50 per share. The Series A note matures on September 30, 2005. This Series A Note is also secured by tangible and intangible assets of the Company. On November 30, 2006 David Palmlund agreed to convert the $150,000 plus accrued interest to common stock at $1.25 per share thereby removing the security agreement.

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

Guarantee of Letter of Credit – In February of 2007 the Letter of Credit was renewed in the amount of $200,000. In January 2004, the Company obtained a $100,000 Letter of Credit from Compass Bank of Dallas Texas in favor of GE Commercial Distribution Finance Corporation and increased to $200,000 in February 2005. This Letter of Credit also was guaranteed by David Palmlund III (a principal shareholder), who is being paid $3,000 per month as long as the guarantee is outstanding.

Employment Agreement – In January 2004, the Company entered into a 3-year employment agreement with Terry Nesbitt to pay him an annual salary on the basis of $94,600 until April 2004 and thereafter on an annual basis of $104,060. This agreement also provided for him to be paid total bonuses of $25,000 in 2004. The agreement also obligates the Company to provide his medical insurance, a monthly fuel expense allowance, a vehicle for his travel purposes, and reimbursement of his reasonable out-of-pocket expenses. Mr. Nesbitt’s agreement also provides that if his employment is terminated without cause, he will receive a

Viper Powersports, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

cash severance payment equal to 75% of his annual compensation for 24 months. The employment agreement was not renewed with Terry Nesbitt as of January 1, 2007.

Settlement of Employment Contract – In January 2005 the Company issued a total of 175,000 shares of common stock expensed on a per share price of $2.50, for the termination of an officer’s employment contract.

Inventory Financing – In November 2005 the Company entered into an Inventory Financing Arrangement with one of its principal shareholders, David Palmlund, to provide a total of $800,000 for securing inventory related to starting production. Through August of 2006 the inventory financing amount was increased to $1,700,000. Interest of two percent (2%) per month was to be paid on the average outstanding balance during each month. On November 30, 2006 the principal shareholder, David Palmlund, agreed to convert the debt, plus any accrued interest, to common stock at $1.25 per share.

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

Viper Powersports, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

VIPER POWERSPORTS, INC. COMMON STOCK WARRANTS & OPTIONS

	Options		Warrants
	12/31/2006	12/31/2005	12/31/2006	12/31/2005

Beg Bal	932,000	165,000	2,383,639	283,635

Issued	0	767,000	0	2,100,004

Exercised	—	—	—	—

Cancelled	—	—	—	—

End Bal	932,000	932,000	2,383,639	2,383,639

Exercisable	882,000	882,000	2,383,639	2,383,639

7.	LEASING ACTIVITIES

On July 2, 2004, the Company entered into a capital lease with CNC Associates for a HAAS VF2-SS CNC milling machine for a term of 60 months. Monthly payments of $1,421.58 are required under the lease.

On October 17, 2005, the Company entered into a capital lease with Citizen Automobile Finance for the acquisition of a 2004 delivery van for a term of 60 months and an interest rate of 7.99%. Monthly payments of $407.36 are required under this lease.

On December 7, 2005, the Company entered into a capital lease agreement with Venture Bank for the acquisition of a 2004 Chevy Truck for the term of 48 months and an interest rate of 8.5%. Monthly payments of $802.92 are required under this lease.

On June 1, 2006, the Company entered into a capital lease with GE Capital Finance for a compressor for a term of 24 months. Monthly payments of $1,572.46 are due under this lease.

On July 1, 2006 the Company entered into a capital lease with CNC Associates for a Hass VF5 Axis Maching Center for a term of 60 months. Monthly payments of $3,162.47 are required under the lease.

Viper Powersports, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

On February 6, 2006, the Company entered into an operating lease for manufacturing and office space to accommodate the Company’s future manufacturing operations. The term of the lease is sixty (60) months beginning March 1, 2006. Future minimum lease payments under this agreement have been included in the schedule of minimum operating lease payments.

Minimum lease payments are as follows:

For the years ending December 31,	Capital Lease	Operating Lease

2007	32,769	$124,306
2008	21,856	102,147
2009	14,523	102,147
2010	4,073	102,147
2011	0	17,025
	——
Total	73,221	$447,772
Amount for interest	6,324
Net	66,897

Less: Current portion	30,883
Long term portion	$36,014

8.	PREFERRED STOCK

The Company has authorized 20,000,000 shares of preferred stock with par value of $.001 per share. Of these, 783,000 have been designated as Series A Preferred Stock with a stated value of $2.50 per share. The 783,000 shares were issued for debt at $2.50 per share, and are issued and outstanding as of August 31, 2005. Each share of Series A Preferred Stock has one voting right, cumulative annual dividend rights of $.20 per share, conversion rights for one share of common stock, liquidation preference of $2.50 per share, and a provision for antidilution in the case of stock splits, dividends, recapitalizations, mergers or other business combinations. As of November 30, 2006 the holders of the preferred stock of 783,000 shares agreed to convert their postion to common stock at $1.25 per share. Twenty months of dividend in the amount of $261,286 plus the principal amount of $1,957,500 was converted into 1,775,029 shares of common stock.

Viper Powersports, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

9.	SUBSEQUENT EVENTS

On January 20, 2007 the Company sold its two machining centers, the VF2 and VF5, to an unrelated third party. These machining centers were sold to a vendor that is currently manufacturing parts for the motorcycles.

On March 23, 2007 the Company restructured its lease with the Landlord, Big Lake Partners, by reducing the occupied space down to 15, 715 sq. ft. This will be effective April 1, 2007 and will result in a base lease payments of $8,512.29 per month for the remaining term of the lease. Approximately $4,300.00 in other cost such as CAM and Taxes will be paid monthly. A long term note for the lease payments for January, February and March 2007 in the amount of $75,848.91 was set up. This note is at simple interest of 8.0% and is payable in total on June 30, 2008.