Form 10QSB
period 2007-03-31
VIPER POWERSPORTS INC
filed 2007-05-14
CIK 1337213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 1O-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

Commission File No. 000-51632

VIPER POWERSPORTS INC.

(Exact name of small business issuer as specified in Its charter)

Nevada	41-1200215
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

19950 177th St., Suite F, Big Lake, Minnesota	55309
(Address of principal executive offices)	(Zip Code)

(763) 263-5700

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule l2b-2 of the Exchange Act). Yes ☐   No ☒

The number of shares of common stock outstanding was 15,100,875 as of May 1, 2007.

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis
Item 3.	Controls and Procedures

PART II: OTHER INFORMATION

Item 6.	Exhibits

SIGNATURE:

INDEX TO EXHIBITS

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

PART 1: FINANCIAL INFORMATION

Item 1:  Financial Statements

Viper Powersports Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Cumulative from Inception November 18, 2002 through March 31, 2007
	March 31, 2007	March 31, 2006

Revenue	$0	$(24,096)	$593,378
Cost of Revenue	0	35	505,442
Gross profit:	0	(24,131)	87,936

Operating Expense:
Research and development cost	172,526	166,384	3,981,305
Selling, general and administrative	314,857	662,859	14,008,369
Loss on impairment of assets	0	0	7,371,689
Total Operating Expense:	487,383	829,243	25,361,363

Loss from operations:	(487,383)	(853,374)	(25,273,427)

Other (expenses) income:
Interest (expense)	(12,563)	(38,500)	(952,985)
Other income (expense)	(16,359)	4,723	291,330
Total other (expense) income:	(28,923)	(33,777)	(661,656)

Net Loss:	$(516,305)	$(887,151)	$(25,935,083)

Net Loss Per Common Share:

Basic and diluted	$(0.04)	$(0.09)

Weighted Average Shares

Common Stock Outstanding	12,119,426	9,993,047

See accompanying notes to financial statements.

Viper Powersports Inc.

(A Development Stage Company)

Consolidated Balance Sheet

(Unaudited)

March 31, 2007
Assets

Current Assets:
Cash	$115,479
Accounts receivable	10,138
Inventory and supplies	499,705
Prepaid expenses and other	65,461
Total Current Assets:	690,783

Fixed Assets:
Office & computer equipment	115,809
Manufacturing and development equipment	241,948
Vehicles	101,799
Leasehold improvements	54,835
Accumulated depreciation	(247,469)
Total Fixed Assets:	266,922

Other Assets:
Rental deposit and other	16,449
Total Other Assets:	16,449

Total Assets:	$974,154

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$436,765
Accrued liabilities	20,775
Shareholder note	100,000
Other Notes Payable	212,500
Current portion of capital lease	35,540
Total Current Liabilities:	805,580

Long-Term Liabilities:
Note Payable – Big Lake Lease	75,849
Capital lease, less current portion	24,815
Total Long-Term Liabilities:	100,664

Total Liabilities:	906,244

Stockholders’ Equity:
Preferred stock, $.001 par value; authorized 20,000,000 shares; 0 issued and outstanding as of March 31, 2007	0

Common stock, $.001 par value; authorized 100,000,000 shares; 15,100,875 issued and outstanding at March 31, 2007 and 10,126,376 issued and outstanding at March 31, 2006	15,101

Additional Paid in Capital	25,984,520
Accumulated deficit during the development stage	(25,931,711)
Total Stockholders’ Equity:	67,911

Total Liabilities and Stockholders’ Equity:	$974,154

See accompanying notes to the financial statements

Viper Powersports Inc.

(A Development Stage Company)

Statement of Cash Flows

(Unaudited)

	Three Months Ended		Cumulative from Inception November 18, 2002 through March 31, 2007
	March 31, 2007	March 31, 2006
Cash Flows Used in Operating Activities:
Net Loss	$(516,305)	$(887,151)	$(25,935,583)

Expenses not requiring an outlay of cash:
Depreciation – * See note 1	(47,526)	25,903	246,672
Stock Based compensation	0	0	7,088,727
Notes Payable – Big Lake Properties	75,849	0	75,849
Impairment Loss	0	0	7,371,689

Net Cash Used in Operations	(491,854)	(861,248)	(11,152,646)

Changes to Operating Assets and Liabilities:
Decrease (Increase) in accounts receivable	0	(408)	(10,137)
Decrease (Increase) in supplies and prepaids	(118,089)	(207,894)	(596,363)
Decrease (Increase) in rental deposits and other	(736)	(15,896)	(53,695)
Increase (Decrease) in accounts payable	(162,802)	56,181	440,638
Increase (Decrease) in notes payable	212,500	0	212,500
Increase (Decrease) in accrued Liabilities	(81,639)	(21,124)	6,743

Cash Flows Used in Operating Activities	(638,749)	(1,050,389)	(11,152,961)

Cash Flows Used in Investing Activities:
Funding from Thor Performance for engine development		0	150,000
Purchase of intellectual property		0	(35,251)
Purchase of fixed assets – * See note 1	234,955	(17,209)	(472,085)

Cash Flows Used in Investing Activities	234,955	(17,209)	(357,336)

Cash Flows from Financing Activities:
Net proceeds from sale of stock	551,875	0	6,508,979
Stockholder loan and capital lease payment	(143,456)	(4,946)	(591,442)
Loans from stockholders	0	700,000	5,708,239

Cash Flows from Financing Activities	408,419	695,054	11,625,776

Net Increase (decrease) in Cash	4,625	(372,544)	115,479

Cash at Beginning of Period	110,854	690,351	0

Cash at end of Period	$115,479	$317,807	$115,479

Supplemental Non-Cash Financing Activities and Cash Flow Information:

Capital Stock issued for Debt & Expenses	$0	$0	$7,737,239

Common Stock issued for Engine Development Technology	$0	$0	$7,341,437

Equipment Acquired via capital lease	$0	$0	$304,740

Interest paid	$12,563	$38,500	$496,353

* Note 1: The VF-2 and VF-5 CNC Milling Machines were sold January 2007.

See accompanying notes to the financial statements

Viper Powersports Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A Basis of Presentation

The consolidated balance sheet as of March 31, 2007, the consolidated statements of operations for the three month periods ended March 31, 2007 and 2006 and the consolidated statements of cash flows for the three month periods ended March 31, 2007 and 2006 have been prepared by Viper Powersports Inc. , (the ‘Company”) without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, the consolidated balance sheet as of March 31, 2007 and results of operations and cash flows for the three month periods ended March 31, 2007 and 2006 presented herein have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Annual Report on Form 10-KSB of the Company for the fiscal year ended December 31, 2006.

B. Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has no current revenues and has a negative working capital position of $(114,797) as of March 31, 2007. Current cash and cash available is not sufficient to fund operations beyond a short period of time. These conditions create uncertainty as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 2: Management’s Discussion and Analysis

The following discussion should be read and considered along with our consolidated financial statements and related notes included in this 1O-QSB. These financial statements were prepared in accordance with United States Generally Accepted Accounting Principles (U.S. GAAP). This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ substantially from those anticipated in these forward-looking statements as a result of various factors including those set forth in the “Risk Factors” section of our 10-KSB filing for December 31, 2006.

Business Development Overview

Viper Powersports Inc., formerly ECCO Capital Corporation (“ECCO”), was incorporated in Nevada in 1980 under an earlier name. Prior to 2001, ECCO was for years actively engaged in an automobile leasing business ECCO was unable to become profitable, and ceased all active operations in 2001. ECCO remained inactive until early 2005 when it acquired Viper Motorcycle Company, a Minnesota corporation. Incident to this acquisition, ECCO changed its name to Viper Powersports Inc. The business combination between Viper Powersports Inc. and Viper Motorcycle Company was effected as a reverse acquisition. Accordingly, Viper Powersports Inc. regards its inception as being the incorporation of Viper Motorcycle Company in November 2002.

Effective March 31, 2005, Viper Powersports Inc. acquired all of the outstanding capital stock of Viper Motorcycle Company through a stock exchange, resulting in Viper Motorcycle Company becoming a wholly-owned subsidiary of Viper Powersports Inc. For accounting and operational purposes, this transaction was a recapitalization of Viper Powersports Inc. through this reverse acquisition, and Viper Motorcycle Company is regarded as the acquirer Our financial statements reflecting this reverse acquisition have been prepared to give retroactive effect to the incorporation of Viper Motorcycle Company on November 18, 2002 and represent the operations of Viper Motorcycle Company since its inception. Since Viper Powersports Inc. had no assets or liabilities at the time of this acquisition, its book value has been stated as zero on the recapitalized balance sheet.

The stock exchange for this reverse acquisition was affected on a one-for-one basis, resulting in the stockholders of Viper Motorcycle Company exchanging all of their outstanding capital stock for an equal and like amount of capital stock of Viper Powersports Inc. Viper Powersports Inc. issued 8,378,324 shares of its common stock and 783,000 shares of its preferred stock to shareholders of Viper Motorcycle Company to complete this reverse acquisition, resulting in the former shareholders of Viper Motorcycle Company acquiring approximately 94% of the combined entity from the acquisition In addition, all holders of stock options and warrants for the purchase of common stock of Viper Motorcycle Company received similar options and warrants to purchase common stock of Viper Powersports Inc.

Our reverse acquisition was part of a major reorganization undertaken and completed by us in early 2005, during which we converted most of our debt into our capital stock At the time, we believed we could not survive as an ongoing entity and obtain further material financing unless we eliminated our outstanding debt. Our debt conversions in this reorganization took place in January’ through February’ 2005, and they were all effected on a conversion basis of $2 50 per share of capital stock of Viper Powersports Inc. and included debt which satisfied total liabilities of $4,770,879.

In March 2005, we also acquired major engine development technology including the V-Twin engines which now power our Diablo and Diamondback cruisers, and will power other motorcycle models designed and developed by us for the foreseeable future This strategic asset purchase has enabled us to include and offer our own proprietary engine in our motorcycles, and also to market and sell engines under our own brand in the large motorcycle aftermarket. This engine technology was designed and developed over the past six to seven years by Melling Consultancy Design (MCD), a leading engine design and development firm based in England We purchased our engine development assets from Thor Performance Inc., a Minnesota corporation in exchange for 2,996,575 shares of our common stock valued at $2 50 per share. Related parties of our company control and own a substantial majority of Thor Performance Inc.

Viper Performance Inc. was incorporated by us in March 2005 as a wholly-owned Minnesota corporation. We organized and incorporated Viper Performance Inc. for the purpose of receiving and holding the engine development technology and related assets which we acquired from Thor Performance Inc.

Operational Overview

We are a motorcycle company in the business of designing, developing, producing and marketing a line of premium custom V-Twin motorcycles popularly known as “cruisers.” Our motorcycles will be distributed and sold under our Viper brand through a nationwide network of independent motorcycle dealers. Marketing of our motorcycles is targeted toward the upscale market niche of motorcycle enthusiasts who prefer luxury products and are willing to pays higher price for enhanced performance, innovative styling and a distinctive brand. We believe there is a consistently strong demand for upscale or luxury products like our American-styled classic Viper cruisers and our premium V-Twin engines.

In 2004, we produced and sold to our initial dealer base a preliminary production run of our first cruiser model which was powered by a non-proprietary engine. These 2004 sales consisted of 25 motorcycles which generated revenues of approximately $600,000. We then discontinued any further production operations in order to concentrate on obtaining proprietary V-Twin engine technology as well as to complete certain other planned enhancements to our initial model In early 2005, we completed the acquisition of our engine development technology to allow us to have our own V-Twin engines to power all Viper motorcycles. We completed extensive testing of our proprietary V-Twin engine prototypes in late 2005 and further actual performance testing of the engines on our motorcycles during 2006 and the first quarter of 2007. We have been very satisfied with their performance while powering our cruisers during all kinds of street and highway running conditions.

During 2006, we also completed certain planned styling enhancements and component modifications to our Diablo and Diamondback cruiser models, and we believe both of these motorcycles now satisfy all styling, performance and quality standards or criteria we established to be met before their commercial introduction.

For the past few months, we have been primarily involved in the final preparations for commercial production. From February 2007, we attended and displayed our motorcycles at the leading annual dealer show for cruiser motorcycles in Cincinnati. We have been and are currently devoting considerable marketing efforts toward recruiting and retaining additional independent dealers for our distribution network. Regarding commercial production, we have ordered or sourced all materials and components necessary for our planned May 2007 production, many of which are now being delivered to us.

Incident to our recent restructuring, we have reduced substantially the amount of space we lease at this Big Lake facility through an amendment of the initial lease entered into with the lessor. Our reduced spaces are approximately 12,000 square feet and we are currently in the process of moving out of the spaces we will no longer lease. Our monthly payments for rental, utilities, taxes and other pro rata share of the building expenses have been reduced from approximately $25,000 to $12,000 monthly. Since we are not manufacturing certain engine and other components in house as originally intended when we first occupied the Big Lake facility, we believe the reduced spaces are adequate to conduct all of business, production assembly and development operations for the foreseeable future.

Recent Restructuring

During much of 2006, the Company expended extensive time, efforts and capital to effect a substantial public offering of its securities, which was unsuccessful primarily due to deteriorating stock market conditions in the second half of 2006. We had anticipated commencing commercial production of our motorcycles in late 2006, but lacked the working capital to do so when our public offering could not be completed. Accordingly, we then engaged in a six-month major restructuring of the Company to continue our business. This restructuring was completed in early 2007 and included the following transactions:

i)

Debt Conversions – In late 2006 we satisfied a total of $2,751,192 of principal and related accrued interest owed to various Noteholders, which included secured debt conversion into our common stock of $513,356 at $.75 per share and unsecured debt conversion into our common stock of $2,237,836 at $1.25 per share.

ii)

Preferred Stock Conversions – In December 2006 we converted all of our outstanding 8% Preferred Stock (stated value of $2.50 per share) and accrued dividends into our common stock on the basis of $1.25 per share, which included preferred stock of an aggregate stated value of $1,957,500 and accrued dividends of $261,286.

iii)	Credit Facility – In early 2007 we obtained a credit facility to purchase inventory parts and components from a banking institution in the amount of $250,000.

iv)

Private Placement – From late 2006 through April 2007 we raised a total of $750,000 through private placements of our common stock to accredited investors at $.75 per share, a total offering of 1,000,000 common shares.

Results of Operations

Revenues

Since our 2002 inception, we have generated total revenues of $593,378 most of which occurred in 2004 before we discontinued offering a motorcycle with a non-proprietary engine. We anticipate that our future revenues for the next 12 months will be primarily from sale of Viper cruisers, although we expect to begin obtaining sales of our proprietary engines in the aftermarket by the second quarter of 2008. We anticipate receiving additional revenues from our planned line of custom parts and accessories for the motorcycle aftermarket as well as our Viper branded apparel and other merchandise.

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

We currently have outstanding orders from seven dealers for approximately 70 Viper motorcycles.

Operating Expenses

From our inception in November 2002 through March 31, 2007, we have incurred total operating expenses of $17,989,674 including $3,981,305 of research and development expenses and $14,008,369 of selling, general and administrative expenses.

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

Comparison of Quarter Ended March 31, 2007 to Quarter Ended March 31, 2006.

Revenues and Gross Profit

Revenues for the 1st Quarter of 2007 were $0.00 as compared to revenues of $(24,096) for the 1st Quarter of 2006 which consisted of a payment to CDF.

Cost of revenues was effectively $0 for the periods of comparison.

Research and Development Expenses

Research and development increased by $6,142 to $172,526 for the 1st Quarter 2007 from $166,384 for the 1st Quarter 2006. This slight increase was due primarily to additional development expense as we begin to enter the production stage.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased by $344,131 to $318,728 for the 1st Quarter 2007 from $662,859 for the lii Quarter 2006. This decrease was due to a careful monitoring of expenses during the 1st Quarter of 2007 and reduction of employees.

Loss from operations

Operational losses for the 1st Quarter 2007 were $491,254 compared to $853,374 for the 1st Quarter 2006. This decrease in losses of $362,120 in the 1st quarter of 2007 was due to careful control of all expense areas.

Interest expense

Interest expense for the 1st Quarter 2007 was $12,563 compared to $38,500 for the 1st Quarter 2006. This decrease of $25,937 during the 1st Quarter 2007 was due to conversion of debt and loans to stock.

No income tax benefit was recorded regarding our net loss for the 1st Quarters 2007 and 2006, since we could not determine that it was more likely than not that any tax benefit would be realized in the future. We have established a valuation allowance to offset any deferred tax asset for which we have made such a determination.

Since we are just beginning commercial operations, our operations are subject to all of the risks inherent in the development of a new business enterprise, including the ultimate risk that we may never commence full-scale operations or that we may never become profitable. We do not expect to make material shipments of our motorcycles to dealers until the summer of 2007. Our historic spending levels are not indicative of future spending levels since we are entering a period requiring increased spending for commercial operations including significant inventory purchases, increased marketing and dealer network costs, and additional general operating expenses. Accordingly, our losses could increase significantly until we succeed in generating substantial product sales, which may never happen.

We currently have 9 employees, including two in management and administration, three in design and development, one in sales and marketing, one in purchasing and inventory control, and two in production and quality control We anticipate hiring three to four additional production assembly personnel and a dealer support employee in 2007 incident to our planned commercial production and marketing operations We do not anticipate any other increase in our number of employees for the next 12 months.

Liquidity and Capital Resources

Since our inception, we have financed our development, capital expenditures, and working capital needs through sale of our common stock to investors in private placements and substantial loans from our principal shareholders We raised a total of approximately $6.5 million through the sale of our common stock in private placements, and in excess of $3.5 million through loans from our principal shareholders. We also satisfied substantial employee compensation, consulting fees, product development, marketing and administrative expenses directly through issuance of our common stock since our 2002 inception.

As of March 31, 2007, we had cash resources of $115,479, total liabilities of $906,245, and a negative working capital position of $114,797.

Future Liquidity

Based on our current cash position and our production inventory financing facility, we believe we will be able to fund our ongoing operations until summer of 2007. We anticipate obtaining additional needed financing thereafter through the proceeds from private placement of equity securities.

If we are unable to complete the proposed private placements or to obtain substantial additional funding through another source, we most likely would need to curtail significantly, or even cease, our ongoing and planned operations. Our future liquidity and capital requirements will be influenced materially by various factors including the extent and duration of our future losses, the level and timing of future sales and expenses, market acceptance of our motorcycle products, regulatory and market developments in our industry, and general economic conditions.

The report of our independent registered accounting firm for our audited financial statement ended December 31, 2006 states that there is substantial doubt about the ability of our business to continue as a going concern. Accordingly, our ability to continue our business as a going concern is in question.

Cash Flow Information

Operating Activities

Net cash consumed by operating activities was $714,598 during the 1st Quarter ended March 31, 2007. Cash was consumed by the net loss of $520,177 and offset by a change in depreciation of $47,526. Net changes to operating assets and liabilities also consumed cash in the amount of $146,895.

Net cash consumed by operating activities during the Quarter ended March 31, 2006 was $1,050,389. Cash was consumed by the net loss of $887,151 offset by depreciation of $25,903. Net changes to operating assets and liabilities also consumed cash in the amount of $189,141.

Investing Activities

Net cash inflows from investing activities generated $234,955 during the Quarter ended March 31, 2007, consisting of the sale of the VF-2 and VF-5 Hass Machining Centers to a third party.

Net cash outflows from investing activities consumed $17,209 during the Quarter ended March 31, 2006.

Financing Activities

Net cash inflows from financing activities generated $484,286 during the quarter ended March 31, 2007, and consisted of $551,875 from a private placement offering of $.75 per share and a long term note payable, $75,849, to Big Lake Properties for the rent due during the first quarter of 2007. This was offset by capital lease payments including the pay off of the leases for the VF-2 and VF-5 of $143,485. The machining centers were sold to a third party in January 2007.

Net cash inflows from financing activities generated $484,286 during the Quarter ended March 31, 2007, and consisted primarily of proceeds from the sale of common stock in private placement offering.

Sales of motorcycles in the United States are affected materially by a pattern of seasonality experienced in the industry which results in lower sales during winter months in colder regions of the country. Accordingly, we anticipate that our sales will be greater during spring, summer and early fall months than during late fall and winter periods. We also expect our revenues and operating results could vary materially from quarter to quarter due to industry seasonality.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No 123(R) (Share Based Payment) which established accounting standards for stock-based compensation transactions, including grants of options and warrants SFAS No. 123(R) requires that all share-based compensation transactions be reflected at fair value on the transaction date and expensed over the applicable vesting period or immediately if fully vested We comply with the provisions of SFAS 123(R) regarding our stock-based compensation transactions Future share-based compensation or options to our employees or others could have a significant non-cash impact on our reported results of operations.

We have considered other recent accounting pronouncements of which we are aware, and we believe their adoption has not had, and will not have, any material impact on our financial position or results of operations.

Off-Balance Sheet Arrangements

In January 2004 (as amended February 8, 2005), and renewed each year with the latest being February 2007, we obtained a letter of credit (LOC) from Compass Bank of Dallas, Texas in the amount of $200,000 in favor of GE Commercial Distribution Finance Corporation for the purpose of securing our floor plan financing facility. This LOC is guaranteed by David Palmlund III, a principal shareholder of our company, who is being paid $3,000 monthly by us so long as this guarantee is outstanding.

Forward-Looking Statements

This quarterly report on Form I0-QSB contains “forward-looking statements” within the meaning of the Securities Act of /933 and the Securities Exchange Act of 1934. Statements expressing expectations regarding our future and projections we make relating to products, sales, revenues and earnings are typical of such statements. All forward-looking statements are subject to the risks and uncertainties inherent in attempting to predict the future. Our actual results may differ materially from those projected, stated or implied in our forward-looking statements as a result of many factors, including, but not limited to, our overall industry environment, customer and dealer acceptance of our products, effectiveness of our dealer network, failure to develop or commercialize new products, delay in the introduction of products, regulatory certification matters, production and or quality control problems, warranty and/or product liability matters, competitive pressures, inability to raise sufficient working capital, general economic conditions and our financial condition.

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

Item 3. Controls and Procedures

Evaluation of disclosure controls and procedures

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

Changes in internal controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6. Exhibits

See Index of Exhibits.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duty authorized.

VIPER POWERSPORTS INC.
By:	/s/ Jerome Posey
Jerome Posey Principal Financial Officer

May 14, 2007

Big Lake, Minnesota

VIPER POWERSPORTS INC.

INDEX TO EXHIBITS

Form 10-QSB for Quarter Ended March 31, 2007	Commission File No. 000-51632

Exhibit

Number	Description
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002