Form 10QSB
period 2007-06-30
VIPER POWERSPORTS INC
filed 2007-08-14
CIK 1337213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 1O-QSB

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The number of shares of common stock outstanding was 15,997,814 as of August 6, 2007.

Transitional Small Business Disclosure Format (check one):	Yes ☐	No ☒

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION
Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis
Item 3.	Controls and Procedures

PART II: OTHER INFORMATION
Item 6.	Exhibits

SIGNATURE:

INDEX TO EXHIBITS
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

PART 1: FINANCIAL INFORMATION

Item 1:   Financial Statements

Viper Powersports Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

					Cumulative from Inception November 18, 2002 through June 30, 2007
	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006

Revenue	$8,372	$0	$8,471	$(24,030)	$601,849
Cost of Revenue	2,900	0	2,903	64	508,345
Gross profit:	5,472	0	5,568	(24,094)	93,504

Operating Expense:
Research and development cost	147,003	555,865	319,529	656,326	4,128,808
Selling, general and administrative	413,595	678,875	732,419	1,405,078	14,422,060
Loss on impairment of assets			0	0	7,371,689
Total Operating Expense:	560,599	1,234,740	1,051,949	2,061,404	25,922,558

Loss from operations:	(555,127)	(1,234,740)	(1,046,381)	(2,085,498)	(25,829,054)

Other (expenses) income:
Interest (expense)	(19,467)	(88,618)	(32,030)	(127,118)	(972,452)
Other income (expense)	513	4,551	(15,847)	9,274	291,842
Total other (expense) income:	(18,954)	(84,066)	(47,877)	(117,844)	(680,610)

Net Loss:	$(574,081)	$(1,318,806)	$(1,094,258)	$(2,203,342)	$(26,509,664)

Net Loss Per Common Share:

Basic and diluted	$(0.04)	$(0.13)	$(0.07)	$(0.22)

Weighted Average Shares

Common Stock Outstanding	15,997,814	9,993,047	15,997,814	9,993,047

See accompanying notes to the financial statements.

Viper Powersports Inc.

(A Development Stage Company)

Consolidated Balance Sheet

(Unaudited)

June 30, 2007
Assets

Current Assets:
Cash	$29,473
Accounts receivable	10,450
Inventory and supplies	572,896
Prepaid expenses and other	9,089
Total Current Assets:	621,909

Fixed Assets:
Office & computer equipment	117,404
Manufacturing and development equipment	267,719
Vehicles	101,799
Leasehold improvements	65,285
Accumulated depreciation	(270,351)
Total Fixed Assets:	281,856

Other Assets:
Rental deposit and other	16,449
Total Other Assets:	16,449

Total Assets:	$910,213

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$401,554
Accrued liabilities	18,588
Shareholder note	50,000
Other Notes Payable	250,000
Current portion of capital lease	34,020
Total Current Liabilities:	754,162

Long-Term Liabilities:
Note Payable - Big Lake Lease	75,849
Capital lease, less current portion	17,120
Total Long-Term Liabilities:	92,968

Total Liabilities:	847,130

Stockholders’ Equity:
Preferred stock, $.001 par value; authorized 20,000,000 shares; 0 issued and outstanding as of May 31, 2007	0

Common stock, $.001 par value; authorized 100,000,000 shares; 15,997,814 issued and outstanding at June 30, 2007	15,998

Additional Paid in Capital	26,566,748
Accumulated deficit during the development stage	(26,509,664)
Total Stockholders’ Equity:	73,082

Total Liabilities and Stockholders’ Equity:	$920,213

See accompanying notes to the financial statements.

Viper Powersports Inc.

(A Development Stage Company)

Statement of Cash Flows

(Unaudited)

			Cumulative from Inception November 18, 2002 through June 30, 2007
	Six Months Ended
	June 30, 2007	June 30, 2006

Cash Flows Used in Operating Activities:
Net Loss	$(1,094,258)	$(2,203,342)	$(26,509,664)

Expenses not requiring an outlay of cash:
Depreciation	(24,644)	55,254	269,554
Stock Based compensation	0	0	7,088,727
Notes Payable - Big Lake Properties	75,849	0	75,849
Impairment Loss	0	0	7,371,689

Net Cash Used in Operations	(1,043,053)	(2,148,088)	(11,703,845)

Changes to Operating Assets and Liabilities:
Decrease (Increase) in accounts receivable	488	(2,346)	(9,649)
Decrease (Increase) in supplies and prepaids	(136,445)	(40,338)	(614,719)
Decrease (Increase) in rental deposits and other	0	2,642	(52,959)
Increase (Decrease) in accounts payable	(198,012)	202,208	401,556
Increase (Decrease) in notes payable	250,000	0	250,000
Increase (Decrease) in accrued Liabilities	(85,347)	(8,026)	3,035

Cash Flows Used in Operating Activities	(1,212,368)	(1,993,948)	(11,726,580)

Cash Flows Used in Investing Activities:
Funding from Thor Performance for engine development		0	150,000
Purchase of intellectual property		0	(35,251)
Purchase of fixed assets	197,139	(68,096)	(509,901)

Cash Flows Used in Investing Activities	197,139	(68,096)	(395,152)

Cash Flows from Financing Activities:
Net proceeds from sale of stock	1,135,000	0	7,092,104
Stockholder loan and capital lease payment	(151,152)	(11,885)	(599,138)
Loans from stockholders	(50,000)	1,400,000	5,658,239

Cash Flows from Financing Activities	933,848	1,388,115	12,151,205

Net Increase (decrease) in Cash	(81,381)	(673,929)	29,473

Cash at Beginning of Period	110,854	690,352	0

Cash at end of Period	$29,473	$16,423	$29,473

Supplemental Non-Cash Financing Activities and Cash Flow Information:

Capital Stock issued for Debt & Expenses	$0	$0	$7,737,239

Common Stock issued for Engine Development Technology	$0	$0	$7,341,437

Equipment Acquired via capital lease	$0	$0	$304,740

Interest paid	$32,040	$130,921	$515,830

* Note 1: The VF-2 and VF-5 CNC Milling Machines were sold January 2007.

See accompanying notes to the financial statements.

Viper Powersports Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A Basis of Presentation

The consolidated balance sheet as of June 30, 2007, the consolidated statements of operations for the three month periods ended June 30, 2007 and 2006 and the consolidated statements of cash flows for the three month periods ended June 30, 2007 and 2006 have been prepared by Viper Powersports Inc. , (the ‘Company”) without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, the consolidated balance sheet as of June 30, 2007 and results of operations and cash flows for the three month periods ended June 30, 2007 and 2006 presented herein have been made.

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

B. Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has only minimal revenue and has a negative working capital position of $(132,253) as of June 30, 2007. Current cash and cash available are not sufficient to fund operations beyond a short period of time. These conditions create uncertainty as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Recent Development

On August 3, 2007, the Company entered into a Stock Purchase Agreement with Melling Sportscars, Inc. (“Melling”) and its shareholders to acquire 100% of the outstanding capital stock of Melling through this stock exchange merger. The exchange ratio for this transaction provides that current shareholders of Melling will receive 1.5 shares of the Company for each Melling common share. The Company will issue a total of 6,827,001 common shares for all 4,551,334 outstanding common shares of Melling. The Agreement is subject to approval of the shareholders of the Company and of Melling. Assuming closing of the agreement, Melling will become a wholly-owned subsidiary of the Company and the current shareholders of Melling will own approximately 30% of the combined companies. This Agreement was not an arms-length transaction, since current major shareholders of the Company own beneficially approximately 80% of the outstanding common stock of Melling.

Melling was incorporated in Minnesota in 2005, and since then has been engaged in designing and developing a line of premium sports cars and sports car engines. Melling is in the development stage and has not realized any revenues since inception. Melling is based in Rochdale, England, and has completed development of two premium sports cars. These two are the 700 hp carbon-fiber Melling Hellcat and the 500 hp Melling Griffon. Both cars will be commercially unveiled at a leading international auto sport show to be held in January 2008.

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

For the past few months, we have been primarily involved in the final preparations for commercial production. In February 2007, we attended and displayed our motorcycles at the leading annual dealer show for cruiser motorcycles in Cincinnati. We have been and are currently devoting considerable marketing efforts toward recruiting and retaining additional independent dealers for our distribution network. In May 2007 Viper Motorcycle produced its first production motorcycle and shipped and invoiced it to one of our dealers. We are on track, based on critical inventory parts arriving in a timely manner, to produce up to 40 motorcycles during the remainder of 2007.

Incident to our recent restructuring, we have reduced substantially the amount of space we lease at this Big Lake facility through an amendment of the initial lease entered into with the lessor. Our reduced spaces are approximately 12,000 square feet and we have completed our move into the new place. Our monthly payments for rental, utilities, taxes and other pro rata share of the building expenses have been reduced from approximately $25,000 to $12,000 monthly. Since we are not manufacturing certain engine and other components in house as originally intended when we first occupied the Big Lake facility, we believe the reduced spaces are adequate to conduct all of business, production assembly and development operations for the foreseeable future.

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

v)

Private Placement – From April 2007 through June 2007 we raised a total of $600,000 through private placements of our common stock to accredited investors at $.75 per share, a total offering of 800,000 common shares.

Results of Operations

Revenues

Since our 2002 inception, we have generated total revenues of $601,849 most of which occurred in 2004 before we discontinued offering a motorcycle with a non-proprietary engine. We anticipate that our future revenues for the next 12 months will be primarily from sale of Viper cruisers, although we expect to begin obtaining sales of our proprietary engines in the aftermarket by the second quarter of 2008. We anticipate receiving additional revenues from our planned line of custom parts and accessories for the motorcycle aftermarket as well as our Viper branded apparel and other merchandise.

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

Operating Expenses

From our inception in November 2002 through June 30, 2007, we have incurred total operating expenses of $18,550,368 including $4,128,308 of research and development expenses and $14,422,060 of selling, general and administrative expenses.

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

Comparison of Three and Six Months Ended June 30, 2007 to same periods ended June 30, 2006.

Revenues and Gross Profit

Revenues for the 2nd Quarter of 2007 were $8,372 as compared to revenues of $0.00 for the 2nd Quarter of 2006. The $8,372, for the 2nd Quarter of 2007 was comprised of the first production bike sold and the repurchase of a 2004 motorcycle for a customer. Revenues for the six months ended June 30, 2007 were $8,471 compared to $(24,030) for the same six months of 2006.

Research and Development Expenses

Research and development expenses for the 2nd quarter ended June 30, 2007 were $147,003 compared to $555,865 for the second quarter of 2006; and for the six months ended June 30, 2007 they were $413,595 compared to $678,875 for the same six months of 2006. Decreased R&D expenses for both 2007 periods compared to those of 2006 were due to decreased development as we approached commercial production.

Selling, general and administrative expenses

Selling, general and administrative expenses for the second quarter of 2007 ended June 30, 2007 were $413,595 compared to $678,875 for the second quarter of 2006. Selling, general and administrative expenses for the six months ended June 30, 2007 were $732,419 compared to $1,405,078 for the same six months of 2006. Decreased selling, general and administrative expenses for this six month period of 2007 compared to the same six months of 2006 were due primarily to decreases in most all expense areas such as rent expense, office expenses, payroll and professional fees.

Loss from operations

Operational losses for the 2nd Quarter 2007 were $555,127 compared to $1,234,740 for the 2nd Quarter 2006. Operational losses for the six months ended June 30, 2007 were $1,046,381 compared to $2,085,498 for the six months ended June 30, 2006. These decreases in the operational losses, for both comparison periods, were due to careful control of all expense areas and a reduction of personnel.

Interest expense

Interest expense for the 2nd Quarter 2007 was $19,467 compared to $88,618 for the 2nd Quarter 2006. This decrease of $25,937 during the 2nd Quarter 2007 was due to the impact of converting debt and loans to stock. Interest expenses for the six months ended June 30, 2007 was $32,030 compared to $127,118 for the six months ended June 30, 2006.

No income tax benefit was recorded regarding our net loss for the 2nd Quarters 2007 and 2006, since we could not determine that it was more likely than not that any tax benefit would be realized in the future. We have established a valuation allowance to offset any deferred tax asset for which we have made such a determination.

Since we are just beginning commercial operations, our operations are subject to all of the risks inherent in the development of a new business enterprise, including the ultimate risk that we may never commence full-scale operations or that we may never become profitable. We do not expect to make material shipments of our motorcycles to dealers until the fall of 2007. Our historic spending levels are not indicative of future spending levels since we are entering a period requiring increased spending for commercial operations including significant inventory purchases, increased marketing and dealer network costs, and additional general operating expenses. Accordingly, our losses could increase significantly until we succeed in generating substantial product sales, which may never happen.

We currently have 9 employees, including two in management and administration, three in design and development, one in sales and marketing, one in purchasing and inventory control, and two in production and quality control We anticipate hiring three to four additional production assembly personnel, a dealer support employee and a production manager in late 2007 incident to our planned commercial production and marketing operations. We do not anticipate any other increase in our number of employees for the next 12 months.

Liquidity and Capital Resources

Since our inception, we have financed our development, capital expenditures, and working capital needs through sale of our common stock to investors in private placements and substantial loans from our principal shareholders We raised a total of approximately $7.1 million through the sale of our common stock in private placements, and in excess of $3.5 million through loans from our principal shareholders. We also satisfied substantial employee compensation, consulting fees, product development, marketing and administrative expenses directly through issuance of our common stock since our 2002 inception.

As of June 30, 2007, we had cash resources of $29,473, total liabilities of $847,130, and a negative working capital position of $(132,253).

Future Liquidity

Based on our current cash position we anticipate obtaining additional needed financing through the proceeds from private placements of equity securities in order to insure the manufacturing of our motorcycles during the remainder of 2007.

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

Cash Flow Information

Net cash from financing activities, for the first six months of 2007, generated $933,848 in cash compared to generating $1,388,115 in cash for the same period of 2006. This was in large part due the sale of stock in 2007 and shareholder loans in 2006. The company used $1,212,386 in cash from operations during the first six months of 2007. This improvement in cash used was due in part to less of a net loss from operations as well securing a $250,000 line of credit to be used for inventory. The company also generated $197,139 from investing activities from the sale of its two CNC machines during the first quarter of 2007.

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
Jerome Posey Principal Financial Officer

August 14, 2007

Big Lake, Minnesota

VIPER POWERSPORTS INC.

INDEX TO EXHIBITS

Form 10-QSB for Quarter Ended June 30, 2007	Commission File No. 000-51632

Exhibit Number	Description
10.1	Stock Purchase Agreement between Viper Powersports and Melling Sportscars, Inc. (filed with 8K on August 8, 2007)
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002