Form 10QSB
period 2007-09-30
VIPER POWERSPORTS INC
filed 2007-11-14
CIK 1337213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 1O-QSB

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The number of shares of common stock outstanding was 17,560,650 as of September 30, 2007.

Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

PART I: FINANCIAL INFORMATION
Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis
Item 3.	Controls and Procedures

PART II: OTHER INFORMATION
Item 6.	Exhibits

SIGNATURE:

INDEX TO EXHIBITS
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

PART 1: FINANCIAL INFORMATION

Item 1: Financial Statements

Viper Powersports Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended		Cumulative from Inception November 18, 2002 through September 30, 2007
	Sept. 30, 2007	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2006

Revenue	$48,316	$(24,313)	$56,786	$(48,343)	$650,164
Cost of Revenue	43,400	3,370	46,303	3,434	551,745
Gross profit:	4,916	(27,683)	10,483	(51,777)	98,419

Operating Expense:
Research and development cost	422,278	171,513	741,807	827,839	4,551,086
Selling, general and administrative	292,895	334,264	1,025,315	1,739,342	14,714,956
Loss on impairment of assets			0	0	7,371,689
Total Operating Expense:	715,173	505,777	1,767,122	2,567,181	26,637,731

Loss from operations:	(710,258)	(533,460)	(1,756,639)	(2,618,958)	(26,539,312)

Other (expenses) income:
Interest (expense)	(17,412)	(134,834)	(49,443)	(261,952)	(989,865)
Gain (Loss) on Assets			(18,994)		(18,994)
Other income (expense)	50	8,377	(3,197)	17,651	310,886
Total other (expense) income:	(17,362)	(126,457)	(65,239)	(244,301)	(697,972)

Net Loss:	$(727,620)	$(659,917)	$(1,821,879)	$(2,863,259)	$(27,237,285)

Net Loss Per Common Share:

Basic and diluted	$(0.04)	$(0.07)	$(0.10)	$(0.29)

Weighted Average Shares

Common Stock Outstanding	17,560,650	9,993,047	17,560,650	9,993,047

See accompanying notes to the financial statements.

Viper Powersports Inc.

(A Development Stage Company)

Consolidated Balance Sheet

(Unaudited)

September 30, 2007
Assets

Current Assets:
Cash	$8,436
Accounts receivable	73,092
Inventory and supplies	529,379
Prepaid expenses and other	(337)
Total Current Assets:	610,571

Fixed Assets:
Office & computer equipment	117,404
Manufacturing and development equipment	272,248
Vehicles	101,799
Leasehold improvements	75,265
Accumulated depreciation	(293,234)
Total Fixed Assets:	273,483

Other Assets:
Rental deposit and other	16,449
Total Other Assets:	16,449

Total Assets:	$900,502

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$521,338
Accrued liabilities	44,397
Shareholder note	167,750
Other Notes Payable	250,000
Current portion of capital lease	29,459
Total Current Liabilities:	1,012,943

Long-Term Liabilities:
Note Payable - Big Lake Lease	75,849
Capital lease, less current portion	15,998
Total Long-Term Liabilities:	91,847

Total Liabilities:	1,104,791

Stockholders’ Equity:
Preferred stock, $.001 par value; authorized 20,000,000 shares; 0 issued and outstanding as of September 30, 2007	0

Common stock, $.001 par value; authorized 100,000,000 shares; 15,997,814 issued and outstanding at September 30, 2007	17,561

Additional Paid in Capital	27,015,436
Accumulated deficit during the development stage	(27,237,285)
Total Stockholders’ Equity:	(204,289)

Total Liabilities and Stockholders’ Equity:	$900,502

See accompanying notes to the financial statements.

Viper Powersports Inc.

(A Development Stage Company)

Statement of Cash Flows

(Unaudited)

	Nine Months Ended		Cumulative from Inception November 18, 2002 through September 30, 2007
	Sept. 30, 2007	Sept. 30, 2006

Cash Flows Used in Operating Activities:
Net Loss	$(1,821,879)	$(2,863,259)	$(27,237,285)

Expenses not requiring an outlay of cash:
Depreciation	(1,761)	79,874	229,437
Stock Based compensation	0	0	7,088,727
Notes Payable - Big Lake Properties	75,849	0	75,849
Impairment Loss	0	0	7,371,689

Net Cash Used in Operations	(1,747,791)	(2,783,385)	(12,408,583)

Changes to Operating Assets and Liabilities:
Decrease (Increase) in accounts receivable	(62,954)	(4,739)	(73,091)
Decrease (Increase) in supplies and prepaids	(120,531)	(149,354)	(598,805)
Decrease (Increase) in rental deposits and other	37,829	2,642	(15,130)
Increase (Decrease) in accounts payable	(78,229)	393,265	521,339
Increase (Decrease) in notes payable	250,000	0	250,000
Increase (Decrease) in accrued Liabilities	(64,099)	128,208	24,283

Cash Flows Used in Operating Activities	(1,785,775)	(2,413,363)	(12,299,987)

Cash Flows Used in Investing Activities:
Funding from Thor Performance for engine development		0	150,000
Purchase of intellectual property		0	(35,251)
Purchase of fixed assets*	182,629	(42,179)	(524,411)
*The VF-2 & VF-5 CNC Machines were sold in January 2007
Cash Flows Used in Investing Activities	182,629	(42,179)	(409,662)

Cash Flows from Financing Activities:
Net proceeds from sale of stock	1,585,250	0	7,542,354
Stockholder loan and capital lease payment	(202,273)	(30,501)	(650,259)
Loans from stockholders	(117,750)	2,291,666	5,825,989

Cash Flows from Financing Activities	1,500,727	2,261,165	12,718,804

Net Increase (decrease) in Cash	(102,418)	(194,377)	8,436

Cash at Beginning of Period	110,854	690,352	0

Cash at end of Period	$8,436	$495,975	$8,436

Supplemental Non-Cash Financing Activities and Cash Flow Information:

Capital Stock issued for Debt & Expenses	$0	$0	$7,737,239

Common Stock issued for Engine Development Technology	$0	$0	$7,341,437

Equipment Acquired via capital lease	$0	$0	$304,740

Interest paid	$49,453	$261,952	$533,243

* Note 1: The VF-2 and VF-5 CNC Milling Machines were sold January 2007.

See accompanying notes to the financial statements.

Viper Powersports Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A. Basis of Presentation

The consolidated balance sheet as of September 30, 2007, the consolidated statements of operations for the three month periods ended September 30, 2007 and 2006 and the consolidated statements of cash flows for the three month periods ended September 30, 2007 and 2006 have been prepared by Viper Powersports Inc., (the “Company”) without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, the consolidated balance sheet as of September 30, 2007 and results of operations and cash flows for the three month periods ended September 30, 2007 and 2006 presented herein have been made.

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

B. Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has only minimal revenue and has a negative working capital position of $(402,372) as of September 30, 2007. Current cash and cash available are not sufficient to fund operations beyond a short period of time. These conditions create uncertainty as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Recent Development

On August 3, 2007, the Company entered into a Stock Purchase Agreement with Melling Sportscars, Inc. (“Melling”) and its shareholders to acquire 100% of the outstanding capital stock of Melling through this stock exchange merger. As of this date the transaction has not be closed. The exchange ratio for this transaction provides that current shareholders of Melling will receive 1.5 shares of the Company for each Melling common share. The Company will issue a total of 6,827,001 common shares for all 4,551,334 outstanding common shares of Melling. The Agreement is subject to approval of the shareholders of the Company and of Melling. Assuming closing of the agreement, Melling will become a wholly-owned subsidiary of the Company and the current shareholders of Melling will own approximately 30% of the combined companies. This Agreement was not an arms-length transaction, since current major shareholders of the Company own beneficially approximately 80% of the outstanding common stock of Melling.

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

Our reverse acquisition was part of a major reorganization undertaken and completed by us in early 2005, during which we converted most of our debt into our capital stock at the time, we believed we could not survive as an ongoing entity and obtain further material financing unless we eliminated our outstanding debt. Our debt conversions in this reorganization took place in January through February 2005, and they were all affected on a conversion basis of $2.50 per share of capital stock of Viper Powersports Inc. and included debt which satisfied total liabilities of $4,770,879.

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

For the past few months, we have been primarily involved in the final preparations for commercial production. In February 2007, we attended and displayed our motorcycles at the leading annual dealer show for cruiser motorcycles in Cincinnati. We have been and are currently devoting considerable marketing efforts toward recruiting and retaining additional independent dealers for our distribution network. In May 2007 Viper Motorcycle produced its first production motorcycle and shipped and invoiced it to one of our dealers. In September of 2007 Viper Motorcycle shipped and invoiced two more motorcycles and as of the end of the month two more motorcycles were ninety percent complete and scheduled to ship in early November. Due to issues in obtaining critical inventory parts in a timely manner, Viper will produce up to 10 additional motorcycles during the remainder of 2007.

Monthly payments for rent, utilities, taxes and other pro rata share of the building expenses, at the Big Lake, Minnesota facility, are $13,884 monthly. Since we are not manufacturing certain engine and other components in house as originally intended when we first occupied the facility, we believe the reduced spaces are adequate to conduct all of business, production assembly and development operations for the foreseeable future.

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

vi)

Private Placement – From June 2007 through October 2007 we raised a total of $1,004,000 through private placements of our common stock to accredited investors at $.75 per share, a total offering of 1,338,667 common shares.

Results of Operations

Revenues

Since our 2002 inception, we have generated total revenues of $650,164 most of which occurred in 2004 before we discontinued offering a motorcycle with a non-proprietary engine. We anticipate that our future revenues for the next 12 months will be primarily from sale of Viper cruisers, although we expect to begin obtaining sales of our proprietary engines in the aftermarket by the second quarter of 2008. We anticipate receiving additional revenues from our planned line of custom parts and accessories for the motorcycle aftermarket as well as our Viper branded apparel and other merchandise.

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

Operating Expenses

From our inception in November 2002 through September 30, 2007, we have incurred total operating expenses of $19,266,042 including $4,551,086 of research and development expenses and $14,714,956 of selling, general and administrative expenses.

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

Comparison of Three and Nine Months Ended September 30, 2007 to same periods ended September 30, 2006.

Revenues and Gross Profit

Revenues for the 3rd Quarter of 2007 were $48,316 as compared to revenues of ($24,313) for the 3rd Quarter of 2006. The $48,316 for the 3rd Quarter of 2007 was comprised of two production bike sold and the repurchase of a 2004 motorcycle from a customer. Revenues for the nine months ended September 30, 2007 were $56,786 compared to $(48,343) for the same nine months of 2006.

Research and Development Expenses

Research and development expenses for the 3rd quarter ended September 30, 2007 were $422,278 compared to $171,513 for the third quarter of 2006; and for the nine months ended September 30, 2007 they were $741,807 compared to $827,839 for the same nine months of 2006. The higher expenses for the 3rd quarter comparison was due to finalizing the R&D projects prior to commencing production in September. Comparison of the nine months reflected reduction in the overall R&D expenses as we approached commercial production.

Selling, general and administrative expenses

Selling, general and administrative expenses for the third quarter ended September 30, 2007 were $292,895 compared to $334,264 for the third quarter of 2006. Selling, general and administrative expenses for the nine months ended September 30, 2007 were $1,025,315 compared to $1,739,342 for the same nine months of 2006. Decreased selling, general and administrative expenses for this nine month period of 2007 compared to the same nine months of 2006 were due primarily to decreases in most all expense areas such as rent expense, office expenses, payroll and professional fees.

Loss from operations

Operational losses for the 3rd Quarter 2007 were $710,258 compared to $533,460 for the 3rd Quarter 2006. Operational losses for the nine months ended September 30, 2007 were $1,756,639 compared to $2,618,958 for the nine months ended September 30, 2006. The increase in the 3rd quarter was due to finalizing the R&D process in preparation for production. These decreases in the operational losses, for the nine month comparison, were due to careful control of all expense areas and a reduction of personnel.

Interest expense

Interest expense for the 3rd Quarter 2007 was $17,412 compared to $134,834 for the 3rd Quarter 2006. This decrease of $117,422 during the 3rd Quarter comparisons was due to the impact of converting debt and loans to stock. Interest expenses for the nine months ended September 30, 2007 was $49,443 compared to $261,952 for the nine months ended September 30, 2006.

No income tax benefit was recorded regarding our net loss for the 3rd Quarters of 2007 and 2006, since we could not determine that it was more likely than not that any tax benefit would be realized in the future. We have established a valuation allowance to offset any deferred tax asset for which we have made such a determination.

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

We currently have 10 employees, including two in management and administration, three in design and development, one in sales and marketing, two in purchasing and inventory control, and two in production and quality control We anticipate hiring three to four additional production assembly personnel, a dealer support employee and a production manager in late 2007 incident to our planned commercial production and marketing operations. We do not anticipate any other increase in our number of employees for the next 12 months.

Liquidity and Capital Resources

Since our inception, we have financed our development, capital expenditures, and working capital needs through sale of our common stock to investors in private placements and substantial loans from our principal shareholders We raised a total of approximately $7.6 million through the sale of our common stock in private placements, and in excess of $3.2 million through loans from our principal shareholders. We also satisfied substantial employee compensation, consulting fees, product development, marketing and administrative expenses directly through issuance of our common stock since our 2002 inception.

As of September 30, 2007, we had cash resources of $8,436, total liabilities of $1,104,791, and a negative working capital position of $(402,372).

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

Cash Flow Information

Net cash from financing activities, for the first nine months of 2007, generated $1,500,727 in cash compared to generating $2,261,165 in cash for the same period of 2006. This was in large part due the sale of stock in 2007 and shareholder loans in 2006. The company used $1,747,791 in cash from operations during the first nine months of 2007 as compared to $2,783,385 of cash used during the first nine months of 2006. This improvement in cash used was due in part to less of a net loss from operations as well securing a $250,000 line of credit to be used for inventory. The company also generated $182,629 from investing activities from the sale of its two CNC machines during the first quarter of 2007.

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
Jerome Posey Principal Financial Officer

November 14, 2007

Big Lake, Minnesota

VIPER POWERSPORTS INC.

INDEX TO EXHIBITS

Form 10-QSB for Quarter Ended September 30, 2007	Commission File No. 000-51632

Exhibit Number	Description

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002