Form 10KSB
period 2007-12-31
VIPER POWERSPORTS INC
filed 2008-04-16
CIK 1337213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒   ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of the Securities Exchange

Act of 1934 for the Year Ended December 31, 2007.

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

State issuer’s revenue for its most recent fiscal year: $178,717

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of a specified date within the past 60 days. $9,879,456 as of March 30, 2008.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 19,368,314 Common Shares as of March 30, 2008.

Transitional Small Business Disclosure Format (check one): YES ☐	NO ☒

PART I

Item 1.	Description of Business

BUSINESS DEVELOPMENT

Viper Powersports Inc. is the successor to ECCO Capital Corporation (“ECCO”), which was incorporated in Nevada in 1980 under a former name. ECCO ceased all active operations in 2001 and remained inactive until its stock exchange acquisition of Viper Motorcycle Company in early 2005, incident to which it changed its name to Viper Powersports Inc.

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

We have completed the development and extensive testing of our proprietary V-Twin engines including actual performance testing of the engines on our various motorcycle models, and we have been very satisfied with their performance while powering our cruisers during all kinds of street and highway running conditions.

We commenced commercial marketing, production and delivery of our motorcycles in late 2007, and we currently hold orders for approximately 36 units.

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

Recent Restructuring

During the first half of 2006, the Company expended extensive time, efforts and capital in attempting to effect a substantial public offering of its securities, including underwriter due diligence matters, preparation of and submission to the SEC of a registration statement for the public offering, and other related activities. After devoting substantial time and resources toward placing this offering in the summer of 2006, it was abandoned because of deteriorating stock market conditions at the time.

We anticipated commencing commercial production and sales of Viper motorcycles during the second half of 2006, but then were unable to due to lack of working capital after the proposed public offering of our securities was unsuccessful. We then engaged in a six-month major restructuring of our Company in order to continue our business, which we successfully completed in 2007.

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

BUSINESS OF COMPANY

We develop and produce proprietary motorcycle products targeted toward consumers who purchase upscale luxury products. Current revenues are being generated from the sale of our Diablo and Diamondback cruisers. Additional anticipated sources of revenues include our Mamba model, chopper model, touring model, aftermarket sales of our proprietary V-Twin engines, and sales of ancillary Viper motorcycle products including aftermarket custom parts and accessories and Viper branded apparel and other merchandise.

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

Our Market

Motorcycles are generally characterized in their industry by weight, primarily based on engine displacement size. Our cruisers fall within the heavyweight motorcycle category which includes models with engine displacements of at least 651cc (cubic centimeters). There are generally four types of heavyweight motorcycles:

•	standard, which emphasize simplicity and low cost;
•	performance, which emphasize handling and speed;
•	touring, which emphasize rider comfort and long distance travel; and
•	cruisers, which are designed to facilitate customization by owners.

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

Premium components and distinctive features of the Diablo include:

•	a powerful, billet-cut proprietary V-Twin engine;
•	our unique right-side drivetrain providing maximum rider balance;
•	premium HID headlights and LED display functions;
•	a 6-speed transmission;
•	adjustable rear end air suspension system and front-end Marzocchi forks;
•	a proprietary handlebar vibration dampening system; and
•	wide high-quality Metzeler tires and premium billet wheels.

The outward appearance of the Diablo includes distinctive styling features such as:

•	substantial use of billet-cut components including the V-Twin engine, primary drive, controls and wheels;
•	a low, streamlined look;
•	oil storage in the frame, enabling a sleeker and more naked appearance due to absence of an under-seat oil tank;
•	a unique swingarm design; and
•	rear light and LED turn signals built into the fender.

Basic specifications of the Diablo cruiser are as follows:

Wheelbase length and rake:	68 inches, 34°
Weight:	570 pounds
Seat height:	21-25 inches, adjustable
Engine type:	45° V-Twin, air-cooled
Engine displacement:	152 cubic inches with later choices of 115 or 128 cubic inches
Fuel distribution:	Mikuni carburetion
Frame:	1 1/2" tubular steel
Transmission/drivetrain:	6-speed, Viper right-side drive
Final drive:	Belt
Rear-end suspension:	Adjustable air-ride
Front-end suspension:	Marzocchi inverted cartridge forks
Tires:	Metzeler – 130mm front and 240mm rear
Brakes:	4-piston caliper both front and rear
Power rating ranges:	105-150 bhp and 110-170 ft.lbs. torque depending upon the displacement engine model

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

Viper Mamba

We have completed development of the Viper “Mamba,” a sleek and low-slung pro-street model with unique and aggressive styling features. We believe the Mamba will appeal to motorcyclists desiring an aggressive and unique look. We anticipate commencing commercial production and marketing of our Mamba model in the second half of 2008.

Viper Touring Bike

Utilizing our Diablo model as its platform, we recently also have almost completed development of a touring model of our Viper motorcycle line. This “bagger” model includes features emphasizing rider comfort for long distance travel and specialized permanent baggage or storage equipment for clothing and other travel provisions. We anticipate introducing our Viper touring model commercially by early 2009.

Viper Proprietary Engines

We have completed development and commercial production of our innovative proprietary engine technology. All viper motorcycles feature this proprietary 152 cubic inch V-Twin engine. We believe that having our own proprietary engines will distinguish us clearly and favorably from other upscale custom V-Twin competitors.  Our proprietary V-Twin engines feature an all-billet aluminum construction including cases, heads, cylinders, rocker boxes and covers, and oil pump components.

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

Dealer Floor Plan Financing

We have a written agreement with GE Commercial Distribution Finance Corporation (CDF) to provide floor plan financing to Viper dealers. Under this facility, we submit an invoice to CDF describing motorcycles we ship to a dealer if the dealer requests CDF floor plan financing. Provided CDF accepts the transaction, CDF will pay us 96.7% to 100% of the amount invoiced within 15 days of CDF’s receipt of the invoice. We expect that most of our Viper dealers will purchase products from us financed by this CDF floor plan facility. Each Viper dealer must qualify independently with CDF to access this financing, and CDF is only obligated to finance products it has approved on a transactional basis. We expect virtually all of our dealers will qualify for CDF floor planning.

CDF’s obligation to finance dealer purchases of Viper products is also subject to:
•	our delivery of products to the dealer within 30 days of CDF’s acceptance;
•	receipt of a transaction number from CDF; and
•	receipt by CDF of the invoice from us within 10 days of product delivery to the Viper dealer.

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

Design and Development

We are committed to a substantial ongoing design and development program to:
•	introduce new Viper motorcycle models on an annual basis;
•	improve and enhance existing Viper models; and
•	develop and produce or outsource production of ancillary Viper components and accessories for sale in the large custom cruiser aftermarket.

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

We are in the process of submitting our Viper cruisers and their V-Twin engines to the applicable governmental agencies to satisfy their certification requirements and standards.For this purpose, we have retained a leading certified motorcycle testing lab. We expect to incur material ongoing costs to comply with motorcycle safety and emissions requirements. As new laws and regulations are adopted, we will assess their effects on current and future Viper motorcycle products.

Employees

We currently employ 12 persons including our management, development, marketing and administrative personnel, all of whom are employed fulltime. We expect to hire 4-6 assembly and administrative personnel during 2008 to support our anticipated commercial production and sales of Viper cruisers. Other than these additional anticipated personnel, we do not anticipate needing any additional personnel during the next twelve months. None of our employees belongs to a labor union, and we consider our relationship with our employees to be good.

Item 2.	Description of Property

The Company currently does not own any real estate. All development, production, marketing and administrative operations of the Company are conducted from its Big Lake, MN leased facilities.

Big Lake Facility

In February 2006 we entered into a written five-year lease to lease 36,000 square feet in a building in an industrial park in Big Lake, Minnesota about 30 miles northwest of Minneapolis. We have conducted all production, marketing and administrative operations and functions from this facility since moving there in 2006. Incident to our 2007 restructuring, we have reduced to 15,417 square feet the amount of space we lease at this Big Lake facility through an amendment of the initial lease entered into with the Lessor. Our monthly payments for rental, utilities, taxes and other pro rata share of building expenses have been reduced from approximately $25,000 monthly to $14,000 monthly. Since we are not manufacturing certain engine and other components in-house as originally intended when we first occupied the Big Lake facility, we believe the reduced spaces are adequate to conduct all our business, production assembly and development operations for the foreseeable future.

The Company owns considerable development and production equipment, computer and office equipment, and business vehicles, all of which have cost it approximately $750,467 since its inception in November 2002.

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

No matters were submitted to a vote of security holders of the registrant during the fourth quarter of the past fiscal year ended December 31, 2007.

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

Period	High Price(Bid)	Low Price(Bid)
April – June, 2006	$5.00		$2.50
July – September, 2006	$4.60		$1.25
October – December, 2006	$1.75		$.75
January – March 2007	$2.49		$.70
April – June, 2007	$2.20		$1.28
July – September, 2007	$2.20	$	..91
October – December, 2007	$1.35		$.65
January – March 30, 2008	$1.14		$.59
The closing sales price of our common stock on March 30, 2008 was $.90 per share.

Shareholders

As of March 30, 2008, there were 500 shareholders of record holding common stock of the Company.

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

There were no issuer repurchases by the registrant during the fiscal year ended December 31, 2007.

Equity Securities Sold by the Registrant

Following are all equity security transactions during the fiscal quarter ended December 31, 2007 involving sales not registered under the Securities Act:

In October 2007 the Company sold a total of 838,333 common shares of the Company in a private placement to four accredited investors at $.75/share, for a total consideration of $628,750.

In December 2007 the company sold a total of 83,332 units valued at $1.50/unit to two accredited investors for a total consideration of $125,000. Each unit consist of two shares of common stock and one callable warrant to purchase one share of the companys common stock.

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

Results of Operations for the Fiscal Year Ended December 31, 2007 Compared to the Fiscal Year Ended December 31, 2006.

Revenues.    We reported negative revenue of $(48,745) in 2006 due to product returns related to certain sales of a product discontinued in 2004, compared to revenue of $178,717 in 2007 represented by the sale of motorcycles and motorcycle parts.

Gross Profit. Cost of revenues in 2007 was $72,827, which resulted in a gross profit for 2007 of $105,890. There is no meaningful comparison to 2006 since commercial operations had not commenced in 2006.

Research and Development.   Research and development costs were not materially different in 2007 compared to 2006, being $983,864 in 2006 and $944,468 in 2007.

Selling, General and Administrative Expenses.   Selling, general and administrative costs decreased $854,611 to $1,469,876 in 2007 from $2,324,487 in 2006, due both to personnel reductions and reduced marketing expenses in 2007.

Loss from Impairment of Assets.   Engine technology assets of $7,371,689 were written off in 2006 as compared to no impairment loss during 2007.

Loss from Operations.   Operational losses were $2,308,454 in 2007 compared to $10,732,164, for 2006. This decrease in 2007 of $8,423,710 was due to an engine impairment expense of $7,371,689 taken in 2006 as well as improved operational efficiencies in 2007 compared to 2006.

Interest Expense.   Interest expense decreased by $543,230 to $73,415 in 2007 compared to $616,645 in 2006, which decrease was substantially due primarily to significant conversion of outstanding debt to equity incident to our early 2007 reorganization.

Plan of Operation

Our long-term business strategy or goal is to become a leading developer and supplier of premium V-Twin heavyweight motorcycles, V-Twin engines, and ancillary motorcycle aftermarket products. In implementing this strategy, we intend to execute the following matters for the next twelve months:

Commercialize the Diablo and Diamondback – Our primary focus during 2008 will be to complete establishing permanent production operations for our motorcycle products to be manufactured by us effectively on a commercial scale. We have completed a production assembly line including shelving, railings and individual station equipment necessary for efficient factory production operations. We also have obtained all vendors, suppliers or subcontract third parties needed for obtaining components, parts and raw materials for our motorcycles and having them painted after assembly, and we will continue to identify and obtain alternate sources for material components.

Continue Design and Development – We will complete development and testing of our Mamba, chopper and touring models to offer them commercially as soon as possible.

Expansion of Distribution Network – We will continue to identify and recruit qualified independent motorcycle dealers to become Viper dealers until we achieve our goal of having a nationwide network of Viper dealers. We will only select full-service dealers which we determine possess a successful V-Twin motorcycle sales history, a solid financial condition, a good reputation in the industry, and a definite desire to sell and promote Viper products. We also intend to recruit and retain one or more Canadian motorcycle dealers to sell our products. Moreover, in 2009 we intend to commence initial efforts to enter overseas foreign markets including identifying effective overseas motorcycle distributors and attracting them to our products and Viper brand.

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

Market and Sell Ancillary Viper Products – Later in 2008, we intend to commence marketing and sales of a variety of ancillary products under our Viper brand, particularly in the large custom cruiser aftermarket. We expect our primary aftermarket sales will be our line of powerful Viper V-Twin engines, and by 2009 we anticipate obtaining substantial revenues from Viper engine sales in this active aftermarket. We also intend to develop and offer for sale certain billet parts and components to be manufactured by us in-house. We also will outsource production of ancillary Viper items from third-party suppliers including various motorcycle parts and accessories, collectibles, and other Viper branded merchandise. For example, we have recently obtained a source to provide us with a line of Viper branded apparel. Our ancillary Viper products will be sold through multiple marketing channels including Viper dealers, independent aftermarket catalogs and our website.

Liquidity and Capital Resources

Since our inception, we have financed our development, capital expenditures and working capital needs through the sale and issuance of our capital stock or through loans from our principal shareholders. Financing through issuance of our common or preferred stock has included private placements for cash, common stock issued for employee compensation and consulting services, common stock issued to satisfy accounts payable, and common and preferred stock issued to convert outstanding loans and other liabilities into capital stock of our company. We have raised a total of approximately $8.3 Million through the sale of our common stock in private placements, and at least $3.5 Million in loans from our management or principal shareholders.

We have also relied on satisfying substantial employee compensation, consulting fees, product development, marketing and administrative expenses directly through issuance of our common stock. From inception through the end of 2006, we paid a total of approximately $3.0 Million for such expenses with our common stock.

As of December 31, 2007, we had cash resources of $2,110, total current liabilities of $806,291 and a negative working capital position of ($176,370).

Future Liquidity

Based on our current cash position along with our production inventory financing facility, we believe we will be able to fund our ongoing operations until the summer of 2008. To provide working capital thereafter, we need to obtain substantial additional financing through loans and/or sales of our equity securities. Although we believe such additional financing will be available to us as needed, there is no assurance we will raise any such additional funds on terms acceptable to us, or at all, or that any future financing transactions will not be dilutive to our stockholders.

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

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment to FASB Statement No. 115”. This statement permits companies to choose to measure many financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement of accounting for financial instruments. This statement applies to all entities, including not for profit. The fair value option established by this statement permits all entities to measure eligible items at fair value at specified election dates. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently assessing the impact adoption of SFAS No. 159 will have on its consolidated financial statements.

In December 2006, the FASB issued SFAS No. 157 “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. The statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability; that is, the principal or most advantageous market for the asset or liability. It also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and that market participant assumptions include assumptions about risk and effect of a restriction on the sale or use of an asset. The provisions are effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of the statement.

In December 2007, the FASB issued SFAS No.141 (revised 2007), “Business Combinations”, SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” These statements aim to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements.

The provisions of SFAS No. 141 (R) and SFAS No. 160 are effective for our fiscal year beginning January 1, 2009. The Company is currently assessing the impact of these statements.

None of these recently issued pronouncements are expected to have a material impact on the company’s financial reporting.

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

Because of our early stage commercial status and the nature of our business, our securities are highly speculative.

Our securities are speculative and involve a high degree of risk and there is no assurance we will ever generate any material commercial revenues from our operations. Moreover, we do not expect to realize any material profits from our operations in the short term. Any profitability in the future from our business will be dependent upon realizing production and sales of our motorcycle products in material commercial quantities, which there is no assurance will ever happen.

We have a limited operating history primarily involved in product development, and we have only generated limited commercial revenues to date.

From our inception in late 2002 through December 31, 2007, we have experienced cumulative losses of approximately $28 Million, and we will continue to incur losses until we produce and sell our motorcycle products in sufficient volume to attain profitability, which there is no assurance will ever happen. Our operations are particularly subject to the many risks inherent in the early stages of a business enterprise and the uncertainties arising from the lack of a commercial operating history. There can be no assurance that our business plan will prove successful.

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

We depend upon our Viper dealers to sell our products and promote our brand image. If our dealers are unable to sell and promote our products effectively, our business will be harmed seriously. We currently have agreements with only seven dealers. We must continue to recruit and expand our dealer base to satisfy our projected revenues. If we fail to timely obtain new dealers or maintain our relationship with existing dealers effectively, we could be unable to achieve sufficient sales to support our operations.

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

The future growth and success of our business will depend materially on our ability to protect our trademarks, trade names and any future patent rights, and to preserve our trade secrets. We hold trademark rights for our logo design and we have applied for certain additional trademark protection. There is no assurance, however, that any future or current trademark registrations will result in a registered and protectable trademark. Moreover, there is no assurance that challenges to our brands and marks will not be successful. If one or more challenges against us are successful, we could be forced to discontinue use of our motorcycle brands, which would cause serious harm to our business and brand image.

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

Name	Age	Position
John R. Silseth II	44	Chief Executive Officer and Co-founder
John Lai	45	President,Co-founder and Director
Robert O. Knutson	71	Director and Secretary
Jerome Posey	59	Chief Financial Officer and Treasurer
Terry L. Nesbitt	58	Director
Robert Van Den Berg	73	Director
Duane Peterson	58	Director

JOHN R. SILSETH II is a co-founder and Chief Executive Officer of the Company. Through his wholly-owned company, Racing Partners Management Inc., Mr. Silseth has provided consulting and financing services to the Company since its 2002 inception, and he also is a principal shareholder of the Company. Through Racing Partners Management Inc., Mr. Silseth also has provided consulting services to various early-stage or start-up businesses during the past ten years.

JOHN LAI has been a director of the Company since its inception in 2002, and he also served as our President since January 2005. Since 1992, Mr. Lai has owned and operated Genesis Capital Group, Inc., a provider of corporate development and venture capital consulting. From 1996 to 1998, he was Chief Financial Officer and a director of Buyitnow.com, Inc., an internet retailer.

ROBERT O. KNUTSON has been a director of the Company since February 2005, and he has been Secretary of the Company since its 2002 inception. Mr. Knutson has practiced law in the Minneapolis metropolitan area as a sole practitioner since 1971, and prior thereto he was an associate attorney with the Minneapolis law firm of Dorsey & Whitney. Mr. Knutson is also a director of Wind Energy America Inc., a publicly held wind power company.

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

TERRY L. NESBITT has been a director of the Company since February 2005, and he currently is Executive Vice President of Adley Moto LLC, a manufacturer of ATV’s. Until January 2007, Mr. Nesbitt was our Executive Vice President of Sales and Marketing of the Company, since our inception in 2002. During 2001 and most of 2002, Mr. Nesbitt was an independent consultant in the motorcycle industry. Prior to 2001, he served in several key sales management positions over a fifteen-year period with Polaris Industries Inc., including national sales manager for Polaris’ line of Victory V-Twin cruiser motorcycles.

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

DUANE PETERSON has been a director of the Company since January 2007. He is a founder of Peterson, Beyenhof & Zahler, Ltd. and has been a principal CPA with this accounting firm since 1978. Mr. Peterson has extensive experience in business and financial consulting, complex tax accounting, and tax and financial planning for many corporate and individual clients.

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

Code of Ethics

We have adopted a Code of Ethics that applies to our principal executive officer, our principal financial and accounting officer, or persons performing similar functions. We will provide any person without charge who requests, a copy of our Code of Ethics. Any copy requests may be directed to Viper Powersports Inc., 19950 177th St., Suite F, Big Lake, MN 55309, attention John Lai, or by calling (763) 263-5700.

Item 10.	Executive Compensation

The following table sets forth the executive compensation of the executive officers of the Company during the two fiscal years ended December 31, 2006 and 2007.

SUMMARY COMPENSATION TABLE

Name and Position	Year	Salary ($)	Stock Awards ($)	Shares Underlying Options (#)
John Silseth Chief Executive Officer[1]	2007	$102,000	$150,000	[2]	—
	2006	$102,000	—		-

John Lai President	2007	$63,000	150,000	[1]	—
	2006	$84,000			—
Terry Nesbitt, Vice President	2007	$0	—		—
	2006	$111,260	$—

(1)	Mr. Silseth receives his compensation through consulting payments made to his wholly-owned corporation. See “Certain Relationships and Related Transactions.”
(2)	These 2007 stock grants to Messrs. Silseth and Lai were each for 150,000 common shares valued at $.75 per share at the date of the grant, none of which have been executed.

Options/SAR Grants

The Company did not issue any stock options or SAR grants in fiscal 2006. None of the stock options issued by the Company since its inception have been exercised. The following tables contain certain information relating to unexercised options.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

			Number of Securities Underlying Unexercised Options/SARs at FY-End (#)	Value of Unexercised In-the-Money Options/SARs at FY-End ($)
Name	Shares Acquired	Value Realized ($)	Exercisable/Unexercisable	Exercisable/Unexercisable

Terry Nesbitt	-0-	-0-	125,000/0	$0/0

Compensation of Directors

The Company compensated its four non-employee directors for their services as a director during 2007 on the basis of $10,000 per non-employee director.

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

Item 11.   Security Ownership of Certain Beneficial Owners and Management and Related Stock Matters.

The following table sets forth as of March 30, 2008 certain information regarding beneficial ownership of the common stock of the Company by (a) each person or group known by the Company to be the beneficial owner of more than 5% of the outstanding common stock of the Company, (b) each director and executive officer of the Company, and (c) all directors and executive officers of the Company as a group. Each shareholder named in the below table has sole voting and investment power with respect to shares of common stock shown in the table. Shares underlying any options or warrants included in the table are all currently exercisable. Unless otherwise indicated, the address of each listed shareholder is 19950 177th St., Suite F, Big Lake, MN 55309. This table is based on 19,368,314 common shares outstanding on March 30, 2008.

Shareholder	Shares Owned Beneficially	Percent of Class
Title of Class – Common Stock
John Lai	921,666	4.8%
Terry L. Nesbitt (1)	425,000	2.2%
Robert O. Knutson	249,353	1.3%
John R. Silseth II	2,028,471	10.5%
Robert Van Den Berg	160,000.8%
Duane Peterson	5,000	–
David Palmlund III (2)	4,903,509	25.3%
5323 Swiss Avenue
Dallas, TX 75214

All directors and officers	3,740,752	19.3%
as a group (6 persons) (3)

(1)	Includes an aggregate of 335,000 shares underlying warrants and an option.

(2)	Includes 125,000 shares underlying options.
Item 12.	Certain Relationships and Related Transactions.

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

In January 2004 we obtained a Letter of Credit (LOC) from Compass Bank of Dallas, Texas in the amount of $200,000 in favor of GE Commercial Distribution Finance Corporation for the purpose of securing our floor plan financing facility. This LOC remains outstanding and is guaranteed by Mr. Palmlund, who is being paid $3,000 monthly by us so long as this guaranty is outstanding.

Consulting Compensation

During 2006 and 2007 we paid cash compensation to Racing Partners Management Inc., a corporation wholly owned by John R. Silseth II (a founder, principal shareholder and Chief Executive Officer of the Company) for consulting services related to management operations, motorcycle development, procurement of third party suppliers, creation of an assembly manufacturing system and preparing for commercial production. These consulting expenses included $102,000 in 2006 and $102,000 in 2007. Such consulting payments were all approved by resolutions of the Board of Directors, and we believe that the terms of our consulting arrangements with Racing Partners were no less favorable than those we would have obtained from an unrelated consulting arrangement negotiated at arm’s length.

Options and Warrants

We have issued options from time to time in consideration for financing services or as an incentive to our employees. None of our options or warrants have been exercised. Related parties hold an aggregate of options to purchase 310,000 common shares including 235,000 shares exercisable at $2.50/share for five years and 75,000 exercisable at $2.00/share for five years.

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

Stock Grants

In consideration for past services, in 2007 the company granted a total of 500,000 common shares to related parties, including 200,000 shares to Mr. Silseth, 200,000 to Mr. Lai and 100,000 shares to Mr. Knutson.

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

Auditor Fees

The aggregate fees billed by our auditors for professional services rendered in connection with the audited financial statements included in this 10-KSB annual report and review of 10-QSB quarterly reports filed in 2007were $33,500.

There were no other fees billed to us by our auditors for tax matters, additional audit-related fees or any non-audit services.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIPER POWERSPORTS INC. (Registrant)

By:	/s/ John Lai
John Lai – President
Date:	April 14, 2008

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Robert O. Knutson
Robert O. Knutson – Director
Date:	April 14, 2008

By:	/s/ John Lai
John Lai – Director
Date:	April 14, 2008

By:	/s/ Robert Van Den Berg
Robert Van Den Berg – Director
Date:	April 14, 2008

Viper Powersports, Inc.

(A Development Stage Company)

Consolidated Financial Statements

For the Years Ended December 31, 2007

and 2006

Viper Powersports, Inc.

(A Development Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors

Viper Powersports, Inc.

Big Lake, Minnesota 55309

We have audited the accompanying consolidated balance sheets of Viper Powersports, Inc. (a development stage company) and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the period from November 18, 2002 (inception) to December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Viper Powersports, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended, and the period from November 18, 2002 (inception) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Child, Van Wagoner & Bradshaw, PLLC

Child, Van Wagoner & Bradshaw, PLLC

Salt Lake City, Utah

April 15, 2008

Viper Powersports, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

Assets	December 31, 2007	December 31, 2006

Current Assets:
Cash	$2,110	$110,854
Accounts receivable	—	10,138
Inventory and supplies	605,725	430,794
Prepaid Expenses and other	22,086	15,547
Total Current Assets	629,921	567,333

Fixed Assets:
Office & computer equipment	118,675	115,809
Manufacturing and development equipment	272,963	476,903
Vehicles	101,799	101,799
Leasehold improvements	75,265	54,835
Accumulated depreciation	(324,370)	(294,995)
Total Fixed Assets	244,332	454,351

Other Assets:
Rental deposit and other	16,449	16,449
Total Other Assets	16,449	16,449

Total Assets	$890,702	$1,038,133

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	325,792	599,567
Accrued liabilities	62,828	52,656
Notes payable – bank	250,000	0
Shareholder note	140,000	100,000
Current portion of capital lease	27,671	85,299
Total Current Liabilities	806,291	837,522

Long-Term Liabilities:
Capital lease, less current portion	128,923	168,271
Total Long-Term Liabilities	128,923	168,271

Total Liabilities	935,214	1,005,793

Stockholders’ Equity
Preferred stock, $.001 par value; authorized 20,000,000 shares; 0 and 0 issued and outstanding at December 31, 2007 and December 31, 2006; liquidation preference $2.50 per share	—	—

Common Stock, $.001 par value; authorized 100,000,000 shares; 17,786,650 issued and outstanding at December 31, 2007 and 14,549,481 issued and outstanding at December 31, 2006	17,787	14,549
Paid in Capital	27,753,960	25,433,197
Accumulated deficit during the development stage	(27,816,259)	(25,415,406)
Total Stockholders’ Equity	(44,512)	32,340

Total Liabilities and Stockholders’ Equity	$890,702	$1,038,133

  See notes to consolidated financial statements.

Viper Powersports, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

	Year Ended December 31, 2007	Year Ended December 31, 2006	Cumulative from Inception November 18, 2002 through 12/31/2007

Revenue	$178,717	$(48,745)	$772,095
Cost of revenue	72,827	3,379	578,269
Gross profit	105,890	(52,124)	193,826

Operating Expenses:
Research and development costs	944,468	983,864	4,753,747
Selling, general and administrative	1,469,876	2,324,487	15,159,517
Loss on impairment of assets	0	7,371,689	7,371,689
	2,414,344	10,680,040	27,284,953

Loss from operations	(2,308,454)	(10,732,164)	(27,091,127)
Other (expenses) income:

Interest expense	(73,415)	(616,645)	(1,013,837)
Loss on sale of assets	(18,994)	-	(18,994)
Other income	10	24,977	307,699

Net Loss	$(2,400,853)	$(11,323,832)	$(27,816,259)

Net Loss Per Common Share
(Basic and diluted)	$(0.14)	$(1.06)

Weighted Average Shares
Common Stock Outstanding	17,786,650	10,730,231

See notes to consolidated financial statements.

Viper Powersports, Inc.

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity

For the Period from November 18, 2002 (Inception) to December 31, 2006

Activity	Preferred Stock Shares	Preferred Stock Amount	Common Stock Shares	Common Stock Amount	Common Stock Subscribed	Paid-In Capital	Accumulated Deficit	Accumulated Equity (Deficit) Total

BALANCE at November 18, 2002 (inception)	—	$—	—	$—	$—	$—	$—	$—
Common stock for services and accounts payable - $.40/share	—	—	425,000	170,000	—	—	—	170,000
Common stock for cash at $.40/share	—	—	294,478	117,791	—	—	—	117,791
Net Loss from inception through December 31, 2002	—	—	—	—	—	—	(344,612)	(344,612)
Balances at December 31, 2002	—	—	719,478	287,791	—	—	(344,612)	(56,821)
Common stock for services at $.40 to $1.00/share	—	—	1,219,250	1,095,500	—	—	—	1,095,500
Common stock for cash at $.40/share	—	—	855,522	342,209	—	—	—	342,209
Common stock for services and accounts payable at $2.00/share	—	—	42,500	85,000	—	—	—	85,000
Common stock for cash at $2.00 per share net of issuance costs	—	—	457,399	884,549	—	—	—	884,549
Value of warrants issued with convertible debt	—	—	—	110,168	—	—	—	110,168
Net loss for year ended December 31, 2003	—	—	—	—	—	—	(2,999,735)	(2,999,735)
Balances at December 31, 2003	—	—	3,294,149	2,805,217	—	—	(3,344,347)	(539,130)
Value of warrants issued with convertible debt	—	—	—	22,033	—	—	—	22,033
Common stock for cash at $2.50/share	—	—	98,000	245,000	—	—	—	245,000
Common stock for services and software at $2.50/share	—	—	61,000	152,500	—	—	—	152,500
Common stock for employment agreement services at $2.50/share	—	—	175,000	437,500	—	—	—	437,500
Common stock issued with May 2004 Notes at $2.50/share)	—	—	133,334	333,335	—	—	—	333,335
Common stock grants to employees at $2.50/share)	—	—	189,700	474,250	—	—	—	474,250
Value of warrants and options issued for services	—	—	—	175,363	—	—	—	175,363
Net loss for year ended December 31, 2004			—	—	—	—	(5,761,208)	(5,761,208)
Balances at December 31, 2004	—	—	3,951,183	4,645,198	—	—	(9,105,555)	(4,460,357)
Common stock for cash at $2.50/share	—	—	305,212	763,030	—	—	—	763,030
Common stock for payables and debt converted at $2.50/share	—	—	1,125,354	2,813,379	—	—	—	2,813,379
Preferred stock for outstanding debt converted at $2.50/share	783,000	1,957,500	—	—	—	—	—	1,957,500
Value of warrants and options issued for services	—	—	—	497,700	—	—	—	497,700
Common stock for engine development technology (Note 3)	—	—	2,996,575	7,491,437	—	—	—	7,491,437
Recapitalization from March 31, 2005 reverse merger (Note 4)	—	(1,956,717)	613,093	(16,201,753)	—	18,158,470	—	—
Common stock for cash at $3.90/share, net of offering costs of $513,124	—	—	1,000,038	1,000	—	3,386,024	—	3,387,024
Common stock to Cornell Capital Partners, LP issued for SEDA equity agreement			134,920	135		749,865		750,000
Net loss for year ended December 31, 2005	—	—	—	—	—	—	(4,986,019)	(4,986,019)
Balances at December 31, 2005	783,000	783	10,126,375	10,126	—	22,294,359	(14,091,574)	8,213,694
Preferred stock converted to Common Stock @$1.25/share	(783,000)	(783)	1,566,000	1,566		(783)		—
Common Stock for cash @ $.75 /share			173,333	173		129,827		130,000
Conversion of Notes payable @ $1.25/share			1,790,269	1,790		2,236,046		2,237,836
Conversion of Notes payable @ $.75/share			684,475	685		512,671		513,356
Dividends for Preferred converted @$1.25/share			209,029	209		261,077		261,286
Net loss for the period ended December 31, 2006							(11,323,832)	(11,323,832)
Balances at December 31, 2006	—	—	14,549,481	14,549	—	$25,433,197	(25,415,406)	32,340
Common Stock for cash @ $.75 /share			2,131,167	2,131		1,586,870		801,501
Common Stock for services @ $.75/share			1,106,002	1,107		733,893		735,000
Net loss for the period ended December 31, 2007							(2,400,853)	(2,400,853)

Balances at December 31, 2007	—	$—	17,786,650	$17,787	$—	$27,753,960	$(27,816,259)	$(44,512)

 See notes to consolidated financial statements.

Viper Powersports, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

	Year Ended December 31, 2007	Year Ended December 31, 2006	Cumulative from Inception (November 18, 2002) to December 31, 2007
Cash Flows Used in Operating Activities:
Net Loss	$(2,400,853)	$(11,323,832)	$(27,816,259)
Expenses not Requiring an Outlay of Cash:
Depreciation	99,784	125,948	393,982
Common stock and warrants issued for compensation and expenses	—	3,142,478	7,088,727
Impairment loss	—	7,371,689	7,371,689
Changes to Operating Assets and Liabilities:
Decrease (Increase) in accounts receivable	10,137	(10,082)	—
Decrease (Increase) in supplies and prepaids	(174,818)	(224,148)	(653,092)
Decrease (Increase) in rental deposits and other	(6,652)	2,642	(59,611)
Increase (decrease) in accounts payable	(148,771)	554,046	450,797
Increase (decrease) in accrued liabilities	10,175	3,229	98,557
Cash Flows Used in Operating Activities	(2,610,998)	(358,030)	(13,125,210)
Cash Flows Used in Investing Activities:
Loss from sale of fixed assets	18,994	—	18,994
Funding from Thor Performance for engine development	—	—	150,000
Purchase of intellectual property	—	—	(35,251)
Purchase of fixed assets	(99,748)	(220,860)	(806,788)
Cash Flows Used in Investing Activities	(80,754)	(220,860)	(673,045)

Cash Flows from Financing Activities:
Net proceeds from sale of stock	2,324,000	—	8,281,104
Note Payable	250,000	—	250,000
Stockholder loan and capital lease payments	(30,992)	149,394	(478,978)
Loans from stockholders	40,000	(150,000)	5,748,239
Cash Flows from Financing Activities	2,583,008	(606)	13,800,365
Net Increase (decrease) in Cash	(108,744)	(579,497)	2,110
Cash at Beginning of Period	110,854	690,352	—
Cash at End of Period	$2,110	$110,854	$2,110

Supplemental Non-Cash Financing Activities and Cash Flow Information:
Common Stock issued for accounts payable (expenses)	$—	$—	$1,323,698
Common Stock issued for accrued liabilities (expenses)	$—	$—	$553,521
Preferred Stock issued for Debt	$—	$—	$1,957,500
Common Stock issued for Debt	$-	$2,751,192	$3,852,520
Common Stock issued for software (assets)	$—	$—	$50,000
Common Stock Issued for Engine Development Technology and engine development obligation of $ 150,000	$—	$—	$7,341,437
Equipment Acquired via capital lease	$—	$232,144	$304,740
Stock Warrants Issued with Convertible Debt	$—	$—	$132,201
Interest Paid	$73,415	$327,106	$558,205
Income Taxes Paid	$—	$—	$—

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

Going Concern – The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $27,816,259 since inception, and currently has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the production of its motorcycles. Management has plans to seek additional capital through private placements of its common stock. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Warranty information is detailed in the following table:

	December 31, 2007	December 31, 2006	December 31, 2005
Beginning balance	$10,000	$15,584	$27,591
Warranties issued	15,401	—	0
Warranty payments	(3,770)	(5,584)	(12,007)
Ending balance	$21,631	$10,000	$15,584

Viper Powersports, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

1.	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.)

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

Stock Options and Stock Based Compensation – The Company has elected to expense options granted to its employees under the provisions of SFAS 123R (Accounting for Stock-Based Compensation) with respect to employee stock options. There were no options issued from inception through December 31, 2003.

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

Dealer Floor Plan Financing (Continued) – If CDF deems it necessary to repossess any merchandise financed by CDF, the Company must repurchase the merchandise from CDF at the greater of the unpaid balance on such merchandise or the Company’s original invoice price, regardless of the condition of the merchandise. The Company also must pay any expenses incurred by CDF relating to any repossession. The Company calculates a Fair Market Value of the risk associated by reserving ten percent (10%) based on the industry average for the motorcycle sales for the reporting period.

Either party upon 30 days written notice may terminate the Company’s floor plan financing facility with CDF anytime, and CDF may terminate the agreement anytime upon an event of default by the Company.

2.	EQUITY FINANCING AGREEMENTS

The Company incurred net losses of $2,400,853, $11,323,832 and $27,816,259, for the years ending December 31, 2007 and 2006 and the period from inception (November 18, 2002) through December 31, 2007, respectively. Viper produced 25 motorcycles in 2004 as a “Development Stage Company” while producing only one bike per dealer (considered a “one-time” R&D production on the new bike).

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

In 2007 the Company sold a total of 3,111,164 common shares of the Company in a various private placement to accredited investors at $.75 per share, for a total cash consideration of $2,324,000.

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

Guarantee of Letter of Credit – In February of 2008 the Letter of Credit was renewed in the amount of $200,000 with Northern Trust Bank. This Letter of Credit is guaranteed by David Palmlund III (a principal shareholder), who is being paid $3,000 per month as long as the guarantee is outstanding.

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

The Company has issued warrants to purchase a total of 846,669 shares of its common stock, and also has granted options to purchase a total of 458,000 of its common shares.

Warrants – Outstanding warrants of the Company to purchase 300,000 common shares at the price of $2.50 per share have five-year terms, expiring from December 2008 to March 2010; outstanding warrants to purchase 150,000 common shares at a price of $6.00 per share have a five-year term expiring in January 2010; outstanding warrants to purchase 100,004 common shares at a price of $3.90 per share have a five year term expiring August 2010; outstanding warrants to purchase 156,000

Viper Powersports, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

6.	COMMON STOCK WARRANTS AND OPTIONS (Continued)

common shares at a price of $1.00 per share have two to five year terms expiring May 2009 to March 2013 and outstanding warrants to purchase 216,665 common shares at a price of $.75 per share have three year term expiring September 2010 to December 2010. Related parties hold warrants to purchase 225,000 of these warrant shares, with the other warrants being held by persons who have provided financial or consulting services to the Company. No warrants issued by the Company have been exercised so far.

Stock Options – Outstanding stock options all have five-year terms expiring from January 2009 to November 2010. They consist of options to purchase 383,000 common shares at a price of $2.50 per share and an option to purchase 75,000 common shares at a price of $2.00 per share. Related parties hold options to purchase 370,000 common shares, and the balance of options to purchase 88,000 common shares are held by current and former employees and directors of the Company. No stock options granted by the Company have been exercised so far.

VIPER POWERSPORTS, INC. COMMON STOCK WARRANTS & OPTIONS

	Options		Warrants
	12/31/2007	12/31/2006	12/31/2007	12/31/2006

Beg Bal	932,000	932,000	617,504	2,383,639

Issued	—	—	266,665	—

Exercised	—	—	—	—

Cancelled	(474,000)	—	(37,500)	(1,766,135)

End Bal	458,000	932,000	846,669	617,504

Exercisable	458,000	832,000	846,669	617,504

7.	LEASING ACTIVITIES

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

On February 6, 2006, the Company entered into an operating lease for manufacturing and office space to accommodate the Company’s future manufacturing operations. The term of the lease is sixty (60) months beginning March 1, 2006. Future minimum lease payments under this agreement have been included in the schedule of minimum operating lease payments. On March 23, 2007 the Company restructured its lease with the Landlord, Big Lake Partners, by reducing the occupied space down to 15, 715 sq. ft. This will be effective April 1, 2007 and will result in a base lease payments of $8,512.29 per month for the remaining term of the lease. Approximately $4,300.00 in other cost such as CAM and Taxes will be paid monthly. A long term note for the lease payments for January, February and March 2007 in the amount of $75,848.91 was set up. This note is at simple interest of 8.0% and is payable in total on June 30, 2008

Viper Powersports, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

7.	LEASING ACTIVITIES (Continued)

Minimum lease payments are as follows:

For the years ending December 31,	Capital Lease	Operating Lease
2008	$21,856	$102,147
2009	14,523	102,147
2010	4,386	102,147
2011	—	17,025

Total	40,765	$323,466
Amount for interest	3,187
Net	37,578

Less: Current portion	27,671
Long term portion	$9,907

8.	PREFERRED STOCK

The Company has authorized 20,000,000 shares of preferred stock with par value of $.001 per share and of these there are none outstanding.