Form 10QSB
period 2008-03-31
VIPER POWERSPORTS INC
filed 2008-05-15
CIK 1337213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 1O-QSB

  ☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2008 Commission File No. 000-51632

VIPER POWERSPORTS INC.

(Exact name of small business issuer as specified in Its charter)

Nevada	41-1200215
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

19950 177th St., Suite F, Big Lake, Minnesota	55309
(Address of principal executive offices)	(Zip Code)

(763) 263-5700

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐ Indicate by check mark whether the registrant is a shell company (as defined in Rule l2b-2 of the Exchange Act). Yes ☐   No ☒ The number of shares of common stock outstanding was 18,841,646 as of April 1, 2008. Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

TABLE OF CONTENTS   PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements
Item 2.	Management’s Discussion and Analysis

        Item 3.   Controls and Procedures PART II: OTHER INFORMATION

Item 6.	Exhibits

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

  SIGNATURE:

PART 1: FINANCIAL INFORMATION

Item 1:  Financial Statements

Viper Powersports Inc.

(A Development Stage Company)

Consolidated Balance Sheets

	March 31, 2008	December 31, 2007
Assets	(Unaudited)	(Audited)
Current Assets:
Cash	$(484)	$2,110
Accounts receivable	-	-
Inventory and supplies	664,885	605,725
Prepaid expenses and other	24,330	22,086
Total Current Assets:	688,731	629,921
Fixed Assets:
Office & computer equipment	118,675	118,675
Manufacturing and development equipment	272,963	272,963
Vehicles	101,799	101,799
Leasehold improvements	75,265	75,265
Accumulated depreciation	(347,252)	(324,370)
Total Fixed Assets:	221,450	244,332
Other Assets:
Rental deposit and other	16,449	16,449
Total Other Assets:	16,449	16,449

Total Assets:	$926,630	$890,702

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$352,432	$325,792
Accrued liabilities	34,849	62,828
Shareholder note	395,000	140,000
Other notes payable	250,000	250,000
Current portion of capital lease	23,109	27,671
Total Current Liabilities:	1,055,390	806,291
Long-Term Liabilities:
Note payable – Big Lake lease	75,848	75,848
Capital lease, less current portion	40,001	53,075
Total Long-Term Liabilities:	115,849	128,923
Total Liabilities:	1,171,239	935,214

Stockholders’ Deficit:
Preferred stock, $.001 par value; authorized 20,000,000 shares; 0 issued and outstanding as of March 31, 2008	-	-
Common stock, $.001 par value; authorized 100,000,000 shares; 18,196,650 and 17,786,650 issued and outstanding, respectively	18,197	17,787
Additional paid in capital	28,163,550	27,753,960
Accumulated deficit during the development stage	(28,426,356)	(27,816,259)
Total Stockholders’ Deficit:	(244,609)	(44,512)

Total Liabilities and Stockholders’ Deficit:	$926,630	$890,702

See accompanying notes to the financial statements

2

Viper Powersports Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Cumulative from Inception November 18, 2002 through March 31, 2008
	March 31, 2008	March 31, 2007

Revenue	$0	$0	$772,095
Cost of revenue	0	0	578,269
Gross profit:	0	0	193,826

Operating expense:
Research and development cost	69,732	172,526	4,823,479
Selling, general and administrative	524,675	314,857	15,684,193
Loss on impairment of assets	0	0	7,371,689
Total operating expense:	594,407	487,383	27,879,361

Loss from operations:	(594,407)	(487,383)	(27,685,535)

Other (expenses) income:
Interest (expense)	(19,804)	(12,563)	(1,033,641)
Loss on sale of assets	0	0	(18,994)
Other income (expense)	4,115	(16,359)	311,814
Total other (expense) income:	(15,689)	(28,922)	(740,821)

Net loss:	$(610,096)	$(516,305)	$(28,426,356)
Net loss per common share:
Basic and diluted	$(0.03)	$(0.04)

Weighted average shares
common stock outstanding	18,333,316	12,119,426

See accompanying notes to financial statements.

Viper Powersports Inc.

(A Development Stage Company)

Statement of Cash Flows

(Unaudited)

	Three Months Ended		Cumulative from Inception November 18, 2002 through March 31, 2008
	March 31, 2008	March 31, 2007
Cash Flows Used in Operating Activities:
Net loss	$(610,096)	$(516,035)	$(28,426,356)
Expenses not requiring an outlay of cash:
Depreciation	22,883	15,136	416,865
Stock based compensation	0	0	7,088,727
Loss (gain) from sale of fixed assets	0	(2,284)	18,994
Impairment loss	0	0	7,371,689
Changes to operating assets and liabilities:
Decrease (increase) in accounts receivable	0	0	0)
Decrease (increase) in supplies and prepaids	(55,555)	(101,850)	(708,647)
Decrease (increase) in rental deposits and other	(5,850)	(736)	(65,461)
Increase (decrease) in accounts payable	26,640	(180,810)	477,438
Increase (decrease) in accrued liabilities	(32,543)	(31,880)	66,014

Cash flows used in operating activities	(654,521)	(818,459)	(13,760,737)

Cash Flows Used in Investing Activities:
Funding from Thor Performance for engine development	0	0	150,000
Purchase of intellectual property	0	0	(35,251)
Purchase of fixed assets	0	(9,800)	(806,788)

Cash flows used in investing activities	0	(9,800)	(692,039)

Cash Flows from Financing Activities:
Net proceeds from sale of stock	360,000	551,875	8,691,104
Notes payable	0	75,849	250,000
Stockholder loan and capital lease payment	(60,073)	(7,340)	(589,051)
Loans from stockholders	352,000	212,500	6,100,239

Cash flows from financing activities	651,927	832,884	14,452,292

Net Increase (decrease) in cash	(2,594)	4,625	(484)
Cash at beginning of period	2,110	110,854	0

Cash at end of period	$(484)	$115,479	$(484)

Supplemental Non-Cash Financing Activities and Cash Flow Information:

Capital Stock issued for Debt & Expenses	$50,000	$0	$7,787,239
Common Stock issued for Engine Development Technology	$0	$0	$7,341,437
Stock Warrants Issued with Convertible Debt	$0	$0	$132,201
Equipment Acquired via capital lease	$0	$0	$304,740
Interest paid	$19,804	$12,563	$578,009

See accompanying notes to the financial statements

Viper Powersports Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS A Basis of Presentation The consolidated balance sheet as of March 31, 2008, the consolidated statements of operations for the three month periods ended March 31, 2008 and 2007 and the consolidated statements of cash flows for the three month periods ended March 31, 2008 and 2007 have been prepared by Viper Powersports Inc. (the ‘Company”) without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, the consolidated balance sheet as of March 31, 2008 and results of operations and cash flows for the three month periods ended March 31, 2008 and 2007 presented herein have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Annual Report on Form 10-KSB of the Company for the fiscal year ended December 31, 2007. B. Going Concern The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has no current revenues and has a negative working capital position of $(366,659) as of March 31, 2008. Current cash and cash available is not sufficient to fund operations beyond a short period of time. These conditions create uncertainty as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

C. Recent Financing

On March 31, 2008 the Company converted a loan for $50,000 into equity at $.75 per share for a total of 66,227 common shares. This conversion is reflected in the paragraph on “Recent Restructuring” on Page 7.

Item 2: Management’s Discussion and Analysis The following discussion should be read and considered along with our consolidated financial statements and related notes included in this 1O-QSB. These financial statements were prepared in accordance with United States Generally Accepted Accounting Principles (U.S. GAAP). This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ substantially from those anticipated in these forward-looking statements as a result of various factors including those set forth in the “Risk Factors” section of our Form 10-KSB filing for December 31, 2007. Business Development Overview Viper Powersports Inc., formerly ECCO Capital Corporation (“ECCO”), was incorporated in Nevada in 1980 under a former name. ECCO ceased all active operation in 2001 and remained inactive until its stock exchange acquisition of Viper Motorcycle Company in early 2005, incident to which it changed it name to Viper Powersports Inc. Effective March 31, 2005, Viper Powersports Inc. acquired all of the outstanding capital stock of Viper Motorcycle Company, a Minnesota corporation, resulting in Viper Motorcycle Company becoming a wholly-owned subsidiary of Viper Powersports Inc. For accounting and operational purposes, this acquisition was a recapitalization conducted as a reverse acquisition of Viper Powersports Inc. with Viper Motorcycle Company being regarded as the acquirer. Consistent with reverse acquisition accounting, all of the assets, liabilities and accumulated deficit of Viper Motorcycle company are retained on our financial statement as the accounting acquirer. Since Viper Powersports Inc. had no assets or liabilities at the time of this acquisition, its book value has been stated as zero on the recapitalized balance sheet. The stock exchange for this reverse acquisition was affected on a one-for-one basis, resulting in the stockholders of Viper Motorcycle Company exchanging all of their outstanding capital stock for an equal and like amount of capital stock of Viper Powersports Inc. this resulted in the former shareholders of Viper Motorcycle Company acquiring approximately 94% of the resulting combined entity. Viper Performance Inc. was incorporated by us in March 2005 as a wholly-owned Minnesota corporation. We organized and incorporated Viper Performance Inc. for the purpose of receiving and holding the engine development technology and related assets which we acquired from Thor Performance Inc.

As used herein, the terns “we”, “us”, “our”, and “the Company” refer to Viper Powersports Inc. and its two wholly-owned subsidiaries, unless the context indicates otherwise.

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

We have completed the development and extensive testing of proprietary V-Twin engines including actual performance testing of the engines on our various motorcycles models, and we have been very satisfied with their performance while powering our cruisers during all kinds of street and highway running conditions.

We commenced commercial marketing, production and delivery of our motorcycles in late 2007.

Operational Overview We are a motorcycle company in the business of designing, developing, producing and marketing a line of premium custom V-Twin motorcycles popularly known as “cruisers.” Our motorcycles will be distributed and sold under our Viper brand through a nationwide network of independent motorcycle dealers. Marketing of our motorcycles is targeted toward the upscale market niche of motorcycle enthusiasts who prefer luxury products and are willing to pays higher price for enhanced performance, innovative styling and a distinctive brand. We believe there is a consistently strong demand for upscale or luxury products like our American-styled classic Viper cruisers and our premium V-Twin engines. In 2004, we produced and sold to our initial dealer base a preliminary production run of our first cruiser model which was powered by a non-proprietary engine. These 2004 sales consisted of 25 motorcycles which generated revenues of approximately $600,000. We then discontinued any further production operations in order to concentrate on obtaining proprietary V-Twin engine technology as well as to complete certain other planned enhancements to our initial model In early 2005, we completed the acquisition of our engine development technology to allow us to have our own V-Twin engines to power all Viper motorcycles. We completed extensive testing of our proprietary V-Twin engines and we have been very satisfied with their performance while powering our cruisers during all kinds of street and highway running conditions. In February 2008, we attended and displayed our motorcycles at the leading annual dealer show for cruiser motorcycles in Cincinnati as well as the shows in Daytona and Myrtle Beach. We have been and are currently devoting considerable marketing efforts toward recruiting and retaining additional independent dealers for our distribution network. Regarding commercial production, we have limited our production schedule to building sub-assemblies as we pursue additional funding to finalize procurement of the necessary production parts. We have reduced substantially the amount of space we lease at our Big Lake facility through an amendment of the initial lease entered into with the lessor. Our reduced spaces are approximately 15,000 square feet. Our monthly payments for rental, utilities, taxes and other pro rata share of the building expenses have been reduced from approximately $25,000 to $13,864 monthly.

We believe the reduced spaces are adequate to conduct all of business, production assembly and development operations for the foreseeable future. Recent Restructuring During much of 2007, the Company expended extensive time, efforts and capital to affect a substantial public offering of its securities. We had anticipated commencing commercial production of our motorcycles in early 2007, but lacked the working capital to do so. Accordingly, we then engaged in a major restructuring of the Company to continue our business. During 2007 the company raised working capital by selling stock to accredited investors. During the year the Company sold a total of 3,111,164 common shares of the Company in various private placements to accredited investors at $.75 per share, for a total consideration of $2,324,000. Also during the first quarter of 2008 the Company sold or converted debt for a total of 546,666 common shares of the company to accredited investors at $.75 per share, for a total consideration of $410,000.

Results of Operations Revenues Since our 2002 inception, we have generated total revenues of $772,095 most of which occurred in 2004 before we discontinued offering a motorcycle with a non-proprietary engine. We anticipate that our future revenues for the next 12 months will be primarily from sale of Viper cruisers, although we expect to begin obtaining sales of our proprietary engines in the aftermarket by the fourth quarter of 2008. We anticipate receiving additional revenues from our planned line of custom parts and accessories for the motorcycle aftermarket as well as our Viper branded apparel and other merchandise. We believe our future revenue stream will be most significantly affected by customer demand for Viper cruisers, performance of our proprietary V-Twin engines, our ability to timely manufacture our motorcycle products in response to dealer and customer orders, recruitment and retention of dealers who actively promote and sell our products, and dealer acceptance of our floor plan financing facility. We currently have orders for approximately 36 Viper motorcycles. Operating Expenses From our inception in November 2002 through March 31, 2008, we have incurred total operating expenses of $20,507,672 including $4,823,479 of research and development expenses and $15,684,193 of selling, general and administrative expenses. Research and development expenses consist primarily of salaries and other compensation for development personnel, contract engineering costs for outsourced design or development, supplies and equipment related to design and prototype development activities, and costs of regulatory compliance or certifications. Selling, general and administrative expenses consist primarily of salaries and other compensation for our management, marketing and administrative personnel, facility rent and maintenance, advertising and promotional costs including trade shows and motorcycle rallies, sales brochures and other marketing materials, dealer recruitment and support costs, development of accounting systems, consulting and professional fees, financing costs, public relations efforts and administrative overhead costs.

Comparison of Quarter Ended March 31, 2008 to Quarter Ended March 31, 2007. Revenues and Gross Profit There was no revenue to report for the quarter ending March 31 for both 2008 and 2007. Research and Development Expenses Research and development decreased by $102,794 to $69,732 for the 1st Quarter 2008 from $172,526 for the 1st Quarter 2007. This decrease was due primarily to reduced development expense as we began the production stage. Selling, general and administrative expenses Selling, general and administrative expenses increased by $209,818 to $524,675 for the 1st Quarter 2008 from $314,857 for the first Quarter 2007. This increase was due to expenses associated with securing additional funding for inventory and production by presenting to various investors. Also costs were incurred to attend various Motorcycle trade shows.

Loss from operations Operational losses for the 1st Quarter 2008 were $594,407 compared to $487,383 for the 1st Quarter 2007. This increase in losses of $107,024 in the 1st quarter of 2008 was due to increased show cost and expenses associated with securing additional funding. Interest expense Interest expense for the 1st Quarter 2008 was $19,804 compared to $12,563 for the 1st Quarter 2007. This increase of $7,241 during the 1st Quarter 2008 was due to additional expense to renew the line of credit for dealer floor planning. No income tax benefit was recorded regarding our net loss for the 1st Quarters 2008 and 2007, since we could not determine that it was more likely than not that any tax benefit would be realized in the future. Since we are just beginning commercial operations, our operations are subject to all of the risks inherent in the development of a new business enterprise, including the ultimate risk that we may never commence full-scale operations or that we may never become profitable. We do not expect to make material shipments of our motorcycles to dealers until the summer of 2008. Our historic spending levels are not indicative of future spending levels since we are entering a period requiring increased spending for commercial operations including significant inventory purchases, increased marketing and dealer network costs, and additional general operating expenses. Accordingly, our losses could increase significantly until we succeed in generating substantial product sales, which may never happen. We currently have 14 employees, including four in management and administration, two in design and development, four in sales and marketing, two in purchasing and inventory control, and two in production and quality control. We anticipate hiring three to four additional production assembly personnel and a dealer support employee in 2008 incident to our planned commercial production and marketing operations. We do not anticipate any other increase in our number of employees for the next 12 months. Liquidity and Capital Resources Since our inception, we have financed our development, capital expenditures, and working capital needs through sale of our common stock to investors in private placements and substantial loans from our principal shareholders We raised a total of approximately $8.7 million through the sale of our common stock in private placements, and in excess of $3.7 million through loans from our principal shareholders. As of March 31, 2008, we had cash resources of $0, total liabilities of $1,171,239, and a negative working capital position of $366,659.

Future Liquidity Based on our current cash position, we have concerns about our ability to fund our ongoing operations. We anticipate obtaining additional needed financing through the proceeds from additional private placement of equity securities.

If we are unable to complete the proposed private placements or to obtain substantial additional funding through another source, we most likely would need to curtail significantly, or even cease, our ongoing and planned operations. Our future liquidity and capital requirements will be influenced materially by various factors including the extent and duration of our future losses, the level and timing of future sales and expenses, market acceptance of our motorcycle products, regulatory and market developments in our industry, and general economic conditions. The report of our independent registered accounting firm for our audited financial statement ended December 31, 2007 states that there is substantial doubt about the ability of our business to continue as a going concern. Accordingly, our ability to continue our business as a going concern is in question. Cash Flow Information Operating Activities Net cash consumed by operating activities was $654,521 during the 1st Quarter ended March 31, 2008. Cash was consumed by the net loss of $610,096 and offset by depreciation of $22,883. Net changes to operating assets and liabilities also consumed cash in the amount of $67,308. Net cash consumed by operating activities during the 1st Quarter ended March 31, 2007 was $818,459. Cash was consumed by the net loss of $516,035 and a loss from the sale of fixed assets of $2,284 offset by depreciation of $15,136. Net changes to operating assets and liabilities also consumed cash in the amount of $315,276. Investing Activities Net cash outflow from investing activities was $0.00 during the Quarter ended March 31, 2008 and for the Quarter ended March 31, 2007 the investing activities consumed cash in the amount of $9,800 which related to the purchase of fixed assets.

Financing Activities Net cash inflows from financing activities generated $651,927 during the quarter ended March 31, 2008, and consisted of $360,000 from a private placement offering of $.75 per share and loans from stockholders of $352,000. Payments for stockholder loans and capital leases were $60,073. Net cash inflows from financing activities generated $832,884 during the Quarter ended March 31, 2007, and consisted primarily of proceeds from the sale of common stock in private placement offering in the amount of $551,875, loans in the amount of $212,500 and a note payable for $79,849 offset by $7,430 in capital lease payments. Sales of motorcycles in the United States are affected materially by a pattern of seasonality experienced in the industry which results in lower sales during winter months in colder regions of the country. Accordingly, we anticipate that our sales will be greater during spring, summer and early fall months than during late fall and winter periods. We also expect our revenues and operating results could vary materially from quarter to quarter due to industry seasonality. Recent Accounting Pronouncements In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment to FASB Statement No. 115”. This statement permits companies to choose to measure many financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement of accounting for financial instruments. This statement applies to all entities, including not for profit. The fair value option established by this statement permits all entities to measure eligible items at fair value at specified election dates. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently assessing the impact adoption of SFAS No. 159 will have on its consolidated financial statements. In December 2006, the FASB issued SFAS No. 157 “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosure about fair value measurements. The statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability; that is, the principal or most advantageous market for the asset or liability. It also emphasizes that fair value is a market-based measurement, not an entity-

specific measurement, and that market participant assumptions include assumptions about risk and effect of a restriction on the sale or use of an asset. The provisions are effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of the statement. In December 2007, the FASB issued SFAS No.141 (revised 2007), “Business Combinations”, SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements.” These statements aim to improve, simplify, and converge internationally the accounting for business combinations and the reporting of non-controlling interests in consolidated financial statements. The provisions of SFAS No. 141 (R) and SFAS No. 160 are effective for our fiscal year beginning January 1, 2009. The Company is currently assessing the impact of these statements. None of these recently issued pronouncements are expected to have a material impact on the company’s financial reporting.

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

Off-Balance Sheet Arrangements In January 2004 we obtained a letter of credit (LOC) from Compass Bank of Dallas, Texas in the amount of $200,000 in favor of GE Commercial Distribution Finance Corporation for the purpose of securing our floor plan financing facility. This LOC, which is now from Northern Trust Bank, is guaranteed by David Palmlund III, a principal shareholder of our company, who is being paid $3,000 monthly by us so long as this guarantee is outstanding.

Forward-Looking Statements This quarterly report on Form I0-QSB contains “forward-looking statements” within the meaning of the Securities Act of /933 and the Securities Exchange Act of 1934. Statements expressing expectations regarding our future and projections we make relating to products, sales, revenues and earnings are typical of such statements. All forward-looking statements are subject to the risks and uncertainties inherent in attempting to predict the future. Our actual results may differ materially from those projected, stated or implied in our forward-looking statements as a result of many factors, including, but not limited to, our overall industry environment, customer and dealer acceptance of our products, effectiveness of our dealer network, failure to develop or commercialize new products, delay in the introduction of products, regulatory certification matters, production and or quality control problems, warranty and/or product liability matters, competitive pressures, inability to raise sufficient working capital, general economic conditions and our financial condition. Our forward-looking statements speak only as of the date they are made by us. We undertake no obligation to update or revise any such statements to reflect new circumstances or unanticipated events as they occur, and you are urged to review and consider all disclosures we make in this and other reports that discuss risk factors germane to our business, including those risk factors in our Form 10-KSB for the period ended December 31, 2007. Item 3. Controls and Procedures Evaluation of disclosure controls and procedures The Company’s Chief Executive and Chief Financial Officer, John R. Silseth and Peter J. Anton, have reviewed the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon this review, these two officers believe that the Company’s disclosure controls and procedures are effective in ensuring that information that is required to be disclosed by the Company in reports that it files under the Securities Exchange Act of 1934 is recorded, processed and summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission. Changes in internal controls There were no changes in the Company’s internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION Item 6. Exhibits Exhibit

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

VIPER POWERSPORTS INC.
By:	/s/ Peter J. Anton
Peter J. Anton Principal Financial Officer

  May 15, 2008

Big Lake, Minnesota