Form 10-Q
period 2008-06-30
VIPER POWERSPORTS INC
filed 2008-08-19
CIK 1337213

0

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

[Missing Graphic Reference]

FORM 1O-Q

[Missing Graphic Reference]

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

Commission File No. 000-51632

[Missing Graphic Reference]

VIPER POWERSPORTS INC.
(Exact name of small business issuer as specified in Its charter)

Nevada	41-1200215
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

19950 177th St., Suite F, Big Lake, Minnesota	55309
(Address of principal executive offices)	(Zip Code)

(763) 263-5700
(Issuer’s telephone number)

[Missing Graphic Reference]

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

The number of shares of common stock outstanding was 20,602,312 as of August 1, 2008.

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

[Missing Graphic Reference]

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION
                                           Item 1.                          Financial Statements
                                           Item 2.                          Management’s Discussion and Analysis
                                           Item 3.                          Controls and Procedures

PART II: OTHER INFORMATION
                                           Item 6.                          Exhibits

SIGNATURE:

INDEX TO EXHIBITS
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

PART 1: FINANCIAL INFORMATION

Item 1:  Financial Statements
Viper Powersports Inc.
(A Development Stage Company)
Consolidated Balance Sheet

	June 30, 2008	December 31, 2007
Assets	(Unaudited)
Current Assets:
Cash	$3,723	$2,110
Accounts receivable	0	0
Inventory and supplies	707,020	605,725
Prepaid expenses and other	2,899	22,086
Total Current Assets:	713,642	629,921

Fixed Assets:
Office & computer equipment	118,675	118,675
Manufacturing and development equipment	273,275	272,963
Vehicles	101,799	101,799
Leasehold improvements	75,265	75,265
Accumulated depreciation	(370,135)	(324,370)
Total Fixed Assets:	198,879	244,332

Other Assets:
Rental deposit and other	15,896	16,449
Total Other Assets:	15,896	16,449

Total Assets:	$928,417	$890,702

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$405,438	$325,792
Accrued liabilities	93,446	62,828
Shareholder note	97,500	250,000
Other notes payable	334,000	140,000
Current portion of capital lease	20,068	27,671
Total Current Liabilities:	950,452	806,291

Long-Term Liabilities:
Note payable – Big Lake lease	75,849	0
Capital lease, less current portion	29,382	128,923
Total Long-Term Liabilities:	105,231	128,923

Total Liabilities:	1,055,683	935,214

Stockholders’ Deficit:
Preferred stock, $.001 par value; authorized 20,000,000 shares; 0 issued and outstanding as of June 30, 2008 and December 31, 2007	0	0
Common stock, $.001 par value; authorized 100,000,000 shares; 20,072,134 issued and outstanding at June 30, 2008 and 17,786,650 issued and outstanding at December 31, 2007	20,072	17,787
Additional paid in capital	28,697,308	27,753,960
Accumulated deficit during the development stage	(28,844,646)	(27,816,259)
Total Stockholders’ Deficit:	(127,266)	(44,512)

Total Liabilities and Stockholders’ Deficit:	$928,417	$890,702

 See accompanying notes to the financial statements.

Viper Powersports Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)
	Three Months Ended		Six Months Ended		Cumulative from
					Inception
					18-Nov-02
					through
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007	June 30, 2008

Revenue	$2,742	$8,372	$2,742	$8,471	$774,837
Cost of Revenue	688	2,900	688	2,903	578,957
Gross profit:	2,054	5,472	2,054	5,568	195,880

Operating Expense:
Research and development cost	29,801	147,003	99,533	319,529	4,853,280
Selling, general and administrative	334,103	413,595	858,779	732,420	16,018,296
Loss on impairment of assets	0	0	0	0	7,371,689
Total Operating Expense:	363,904	560,598	958,312	1,051,949	28,243,265

Loss from operations:	(361,850)	(555,126)	(956,258)	(1,046,381)	(28,047,385)

Other (expenses) income:
Interest (expense)	(82,117)	(19,467)	(101,921)	(32,030)	(1,115,758)
Loss on sale of assets	0	0	0	0	(18,994)
Other income (expense)	25,676	513	29,792	(15,847)	337,491
Total other (expense) income:	(56,441)	(18,954)	(72,129)	(47,877)	(797,261)

Net Loss:	$(418,291)	$(574,080)	$(1,028,387)	$(1,094,258)	$(28,844,646)

Net Loss Per Common Share:

Basic and diluted	$(0.02)	$(0.04)	$(0.06)	$(0.07)

Weighted Average Shares

Common Stock Outstanding	18,500,713	15,997,814	18,275,549	15,997,814
See accompanying notes to the financial statements.

Viper Powersports Inc.
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)

	Six Months Ended		Cumulative from
			Inception
			November 18, 2002 through
	June 30,	June 30,	June 30,
	2008	2007	2008
Cash Flows Used in Operating Activities:
Net loss	$(1,028,387)	$(1,094,258)	$(28,844,646)
Expenses not requiring an outlay of cash:
Depreciation	45,765	45,765	439,747
Stock based compensation	0	0	7,088,727
Impairment loss	0	0	7,371,689
Changes to operating assets and liabilities:
Decrease (increase) in accounts receivable	0	488	0
Stock issued for interest expense	66,000	0	66,000
Stock options issued for services	7,133	0	7,133
Decrease (increase) in supplies and prepaids	(81,555)	(136,445)	(734,647)
Decrease (increase) in rental deposits and other assets	0	0	(59,611)
Increase (decrease) in accounts payable	79,646	(198,012)	530,443
Increase (decrease) in accrued liabilities	30,618	(85,347)	129,175
Cash flows used in operating activities	(880,780)	(1,467,809)	(14,005,990)

Cash Flows Used in Investing Activities:
Loss from sale of fixed assets	0	18,994	18,994
Funding from Thor Performance for engine development	0	0	150,000
Purchase of intellectual property	0	0	(35,251)
Purchase of fixed assets	(312)	107,737	(807,100)
Cash flows used in investing activities	(312)	126,731	(673,357)

Cash Flows from Financing Activities:
Net proceeds from sale of stock	522,500	1,135,000	8,803,604
Notes payable	84,000	325,849	334,000
Stockholder loan and capital lease payment	(140,795)	(201,152)	(619,773)
Loans from stockholders	417,000	0	6,165,239
Cash flows from financing activities	882,705	1,259,697	14,683,070

Net Increase (decrease) in cash	1,613	(81,381)	3,723
Cash at beginning of period	2,110	110,854	0
Cash at end of period	$3,723	$29,473	$3,723

Supplemental Non-Cash Financing Activities and Cash Flow Information:

Capital Stock issued for Debt & Expenses	$350,000	$0	$8,153,239
Common Stock issued for Engine Development Technology	$0	$0	$7,341,437
Stock Warrants Issued with Convertible Debt	$0	$0	$132,201
Equipment Acquired via capital lease	$0	$0	$304,740
Interest paid	$101,921	$32,040	$679,930

See accompanying notes to the financial statements

Viper Powersports Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A.  Basis of Presentation

The consolidated balance sheet as of June 30, 2008, the consolidated statements of operations for the three and six month periods ended June 30, 2008 and 2007 and the consolidated statements of cash flows for the six month periods ended June 30, 2008 and 2007 have been prepared by Viper Powersports Inc. , (the ‘Company”) without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, the consolidated balance sheet as of June 30, 2008 and results of operations and cash flows for the three and six month periods ended June 30, 2008 and 2007 presented herein have been made.

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

B. Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has no current revenues and has a negative working capital position of $(236,810) as of June 30, 2008. Current cash and cash available is not sufficient to fund operations beyond a short period of time. These conditions create uncertainty as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

C.  Recent Financing

On June 30, 2008 the Company converted loans for $300,000 plus interest expense into equity at $.25 per share for a total of 1,464,000 common shares.  This conversion is reflected in the paragraph on “Recent Restructuring” on Page 7.

Item 2: Management’s Discussion and Analysis

The following discussion should be read and considered along with our consolidated financial statements and related notes included in this Form 1O-Q. These financial statements were prepared in accordance with United States Generally Accepted Accounting Principles (U.S. GAAP). This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ substantially from those anticipated in these forward-looking statements as a result of various factors including those set forth in the “Risk Factors” section of our Form 10-KSB filing for December 31, 2007.

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

We commenced commercial marketing in late 2007 but continue to seek financing to continue with production and delivery of our motorcycles.

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

During 2007 the company commenced limited commercial marketing and production of its motorcycles.  Incident thereto, in November 2007 the Company retained a licensed emissions certification laboratory to test its motorcycles and engines and certify its test results for compliance with the emission standards promulgated by the Environmental Protection Agency (EPA) and the California Air Resources Board (CARB).  This independent test process was successfully completed in July 2008, and the Company is in the process of submitting these test results for official certification from the applicable governmental environmental agencies.  The Company expects to obtain formal certification approval by the fourth quarter of 2008.

We have reduced substantially the amount of space we lease at our Big Lake facility through an amendment of the initial lease entered into with the lessor. Our reduced spaces are approximately 15,000 square feet.  Our monthly payments for rental, utilities, taxes and other pro rata share of the building expenses have been reduced from approximately $25,000 to $13,864 monthly.
We believe the reduced spaces are adequate to conduct all of business, production assembly and development operations for the foreseeable future.  In mid-July of 2008 the company negotiated a buyout of its lease with Big Lake Partners for $98,000.  As of July 1, 2008 the company is now on a month to month lease for $4,440.

Recent Restructuring

During much of 2007, the Company expended extensive time, efforts and capital to affect a substantial public offering of its securities.  We had anticipated commencing commercial production of our motorcycles in early 2007, but lacked the working capital to do so.   Accordingly, we then engaged in a major restructuring of the Company to continue our business.  During 2007 the company raised working capital by selling stock to accredited investors and sold a total of 3,111,164 common shares of the Company in various private placements to accredited investors at $.75 per share, for a total consideration of $2,324,000.  Also during the first quarter of 2008 the Company sold a total of 479,998 common shares of the company to accredited investors at $.75 per share, for a total consideration of $360,000.

During the second quarter of 2008 the company had the following occur;

1)
The Company sold an additional 66,666 common shares of the company to accredited investors at $.75 per share for the amount for $50,000, this combined with the sale during the first quarter amounts to $410,000 in total consideration,

2)	the Company obtained a line of credit for $84,000 for inventory which has been fully borrowed,
3)	the Company converted debt of $50,000 at $1.00 per share for 50,000 shares of common stock,
4)	the Company sold 225,000 shares of common stock to accredited investors at $.50 per share for a total of $162,500,
5)	the Company received a small loan for $15,000 for operating expenses from a current shareholder,
6)	the Company converted debt plus interest for a total amount of $366,000 at $.25 per share for 1,464,000 of common shares and
7)	the Company, As of August 8, 2008, obtained a line of credit for $100,000, for inventory and operating expenses. As of this date $70,000 has been borrowed against the line.

Results of Operations

Revenues

Since our 2002 inception, we have generated total revenues of $774,837 most of which occurred in 2004 before we discontinued offering a motorcycle with a non-proprietary engine. We anticipate that our future revenues for the next 12 months will be primarily from sale of Viper cruisers, although we expect to begin obtaining sales of our proprietary engines in the aftermarket by the first quarter of 2009. We anticipate receiving additional revenues from our planned line of custom parts and accessories for the motorcycle aftermarket as well as our Viper branded apparel and other merchandise.

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

Operating Expenses

From our inception in November 2002 through June 30, 2008, we have incurred total operating expenses of $28,243,265 including $4,853,280 of research and development expenses and $16,018,296 of selling, general and administrative expenses.

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

Comparison of Quarter and Six months Ended June 30, 2008 to Quarter and Six months Ended June 30, 2007.

Revenues and Gross Profit

Revenues for the 2nd quarter of 2008 were $2,742 which was all parts compared to $8,372 for the 2nd quarter of 2007.  The $8,372 for the 2nd quarter of 2007 was comprised of the first production bike sold and the repurchase of a 2004 bike from a customer.  Revenues for the six months ended June 30, 2008 was $2,742 compared to $8,471 for the six months ended June 30, 2007.

 Research and Development Expenses

Research and development decreased by $117,202 to $29,801 for the 2nd Quarter of 2008 from $147,003 for the 2nd  Quarter of 2007. This decrease was due primarily to reduced development expense as we prepare for production.  For the six months ended June 30, 2008 research and development expense was $99,533 compared to $319,529 for the six months ended June 30, 2007.  Again the significant reduction of research and development expenses relates to the anticipated production of our bikes.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased by $79,492 to $334,103 for the 2nd  Quarter of 2008 from $413,595 for the 2nd  Quarter of 2007. Selling , general and administrative expenses for the six months ended June 30, 2008 were $858,779 as compared to $732,419 for the six months ended June 30, 2007. This decrease for the 2nd quarter was due to a reduction of personnel and expenses.

Loss from operations

Operational loss for the 2nd Quarter of 2008 was $361,850 compared to $555,126 for the 2nd Quarter of 2007. This decrease in loss of $193,277 in the 2nd quarter of 2008 was due to decreased research and development, reduction of personnel and lower selling, general and administrative expenses.  For the six months ended June 30, 2008 operational loss was $956,258 compared to the loss of $1,046,381 for the six months ended June 30, 2007.

Interest expense

Interest expense for the 2nd Quarter of 2008 was $82,117 compared to $19,467 for the 2nd Quarter of 2007. This increase of $62,650 during the 2nd Quarter of 2008 was due to increased debt.  Interest expense for the six months ended June 30, 2008 was $101,921 as compared to $32,030 for the six months ended June 30, 2007.

No income tax benefit was recorded regarding our net loss for the 2nd Quarters of  2008 and 2007, since we could not determine that it was more likely than not that any tax benefit would be realized in the future.

Since we are just beginning commercial operations, our operations are subject to all of the risks inherent in the development of a new business enterprise, including the ultimate risk that we may never commence full-scale operations or that we may never become profitable. We do not expect to make material shipments of our motorcycles to dealers until late fall of 2008. Our historic spending levels are not indicative of future spending levels since we are entering a period requiring increased spending for commercial operations including significant inventory purchases, increased marketing and dealer network costs, and additional general operating expenses. Accordingly, our losses could increase until we succeed in generating substantial product sales, which may never happen.

We currently have 8 employees, including two in management and administration, one in design and development, two in sales and marketing, one in purchasing and inventory control, and two in production and quality control.  We anticipate hiring two to four additional production assembly personnel and a dealer support employee in late 2008 incident to our planned commercial production and marketing operations.  We do not anticipate any other increase in our number of employees for the next 12 months.

Liquidity and Capital Resources

Since our inception, we have financed our development, capital expenditures, and working capital needs through sale of our common stock to investors in private placements and substantial loans from our principal shareholders. We raised a total of approximately $9.2 million through the sale of our common stock in private placements, and in excess of $6.1 million through loans from our principal shareholders.

As of June 30, 2008, we had cash resources of $3,723, total liabilities of $1,062,816, and a negative working capital position of $(236,810).

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

Cash Flow Information

Net cash consumed by operating activities was $880,780 during the six months ended June 30,  2008 compared to consuming cash in the amount of $1,467,809 for the six months ended June 30, 2007.  Cash consumed from investing activities for the six month ended June 30, 2008 was $312 compared to $126,731 net cash generated for the six months ended June 30, 2007. Cash generated from financing activities for the six month ended June 30, 2008 was $882,705 compared to $1,259,697 for the six months ended June 30, 2007.  For the six months ended June 30, 2008 the company benefited from the conversion of debt to equity as well as an additional line of credit for $84,000 and the sale of stock.

Business Seasonality

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

Recent Accounting Pronouncements

 In December 2007, the FASB issued SFAS No. 141R, "Business Combinations" ("SFAS No. 141R"). SFAS No. 141R amends SFAS 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. It is effective for fiscal years beginning on or after December 15, 2008 and will be applied prospectively. We are currently evaluating the impact of adopting SFAS No. 141R on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51" ("SFAS No. 160”). SFAS No. 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. It is effective for fiscal years beginning on or after December 15, 2008 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements shall be applied prospectively. We are currently evaluating the impact of adopting SFAS No. 160 on our consolidated financial statements.

In March 2008, FASB issued Financial Accounting Standards No. 161, “Disclosure about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133.” The use and complexity of derivative instruments and hedging activities have increased significantly over the past several years. Constituents have expressed concerns that the existing disclosure requirements in FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” do not provide adequate information about how derivative and hedging activities affect an entity’s financial position, financial performance, and cash flows. Accordingly, this Statement requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.

In December 2007, FASB issued Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51.” This statement amends ARB No. 51 to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards of the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends).

In May 2008, the FASB issued Statement No. 162, “The Hierarchy of Generally Accepted Accounting Principles.”  This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “the Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”

In May 2008, the FASB issued Statement No. 163 “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60.”  The premium revenue recognition approach for a financial guarantee insurance contract links premium revenue recognition to the amount of insurance protection and the period in which it is provided. For purposes of this statement, the amount of insurance protection provided is assumed to be a function of the insured principal amount outstanding, since the premium received requires the insurance enterprise to stand ready to protect holders of an insured financial obligation from loss due to default over the period of the insured financial obligation.  This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008.

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

From our inception in late 2002 through June 30, 2008, we have experienced cumulative losses of approximately $29 Million, and we will continue to incur losses until we produce and sell our motorcycle products in sufficient volume to attain profitability, which there is no assurance will ever happen. Our operations are particularly subject to the many risks inherent in the early stages of a business enterprise and the uncertainties arising from the lack of a commercial operating history. There can be no assurance that our business plan will prove successful.

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

Motorcycle sales generally are seasonal in nature since consumer demand is substantially lower during colder seasons in North America. We may endure periods of reduced revenues and cash flows during off-season periods, requiring us to layoff or terminate employees from time to time. Seasonal fluctuations in our business could cause material volatility in the public market price of our common stock.

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

Forward-Looking Statements

This quarterly report on Form I0-Q contains “forward-looking statements” within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. Statements expressing expectations regarding our future and projections we make relating to products, sales, revenues and earnings are typical of such statements. All forward-looking statements are subject to the risks and uncertainties inherent in attempting to predict the future. Our actual results may differ materially from those projected, stated or implied in our forward-looking statements as a result of many factors, including, but not limited to, our overall industry environment, customer and dealer acceptance of our products, effectiveness of our dealer network, failure to develop or commercialize new products, delay in the introduction of products, regulatory certification matters, production and or quality control problems, warranty and/or product liability matters, competitive pressures, inability to raise sufficient working capital, general economic conditions and our financial condition.

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

Item 3. Controls and Procedures

Evaluation of disclosure controls and procedures

The Company’s Chief Executive and Chief Financial Officer, John R. Silseth and Jerome L. Posey, have reviewed the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon this review, these two officers believe that the Company’s disclosure controls and procedures are effective in ensuring that information that is required to be disclosed by the Company in reports that it files under the Securities Exchange Act of 1934 is recorded, processed and summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission.

Changes in internal controls

There were no changes in the Company’s internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6. Exhibits

See Index of Exhibits.
 VIPER POWERSPORTS INC.
INDEX TO EXHIBITS

Form 10-Q for Quarter Ended June 30, 2008	Commission File No. 000-51632

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

VIPER POWERSPORTS INC.
By:	/s/ Jerome L. Posey
Jerome L. Posey Principal Financial Officer

August 19, 2008
Big Lake, Minnesota