Form 10-Q
period 2008-11-14
VIPER POWERSPORTS INC
filed 2008-11-14
CIK 1337213

0

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 1O-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

Commission File No. 000-51632

VIPER POWERSPORTS INC.
(Exact name of small business issuer as specified in Its charter)

Nevada	41-1200215
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10895 Excelsior Blvd, Ste. 203, Hopkins, Minnesota	55343
(Address of principal executive offices)	(Zip Code)

(952) 938-2481
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

The number of shares of common stock outstanding was 24,539,000 as of November 1, 2008.

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION
                                           Item 1.                          Financial Statements
                                           Item 2.                          Management’s Discussion and Analysis
                                           Item 3.                          Controls and Procedures

PART II: OTHER INFORMATION
                                           Item 6.                          Exhibits

SIGNATURE:

INDEX TO EXHIBITS
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

PART 1: FINANCIAL INFORMATION

Item 1:  Financial Statements
Viper Powersports Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	September 30, 2008	December 31, 2007
Assets	(Unaudited)
Current Assets:
Cash	$161,961	$2,110
Inventory and supplies	710,081	605,725
Prepaid expenses and other	27,986	22,086
Total Current Assets:	900,028	629,921

Fixed Assets:
Office & computer equipment	119,835	118,675
Manufacturing and development equipment	273,275	272,963
Vehicles	101,799	101,799
Leasehold improvements	75,265	75,265
Accumulated depreciation	(393,018)	(324,370)
Total Fixed Assets:	177,156	244,332

Other Assets:
Rental deposit and other	19,905	16,449
Total Other Assets:	19,905	16,449
Total Assets:	$1,097,089	$890,702

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities:
Accounts payable	$258,324	$325,792
Accrued liabilities	149,595	62,828
Shareholder note	98,500	250,000
Other notes payable	337,084	140,000
Current portion of capital lease	20,068	27,671
Total Current Liabilities:	863,571	806,291

Long-Term Liabilities:
Capital lease, less current portion	34,048	128,923
Total Long-Term Liabilities:	34,048	128,923
Total Liabilities:	897,619	935,214

Stockholders’ Equity (Deficit):
Preferred stock, $.001 par value; authorized 20,000,000 shares; 0 issued and outstanding as of September 30, 2008 and December 31, 2007	0	0
Common stock, $.001 par value; authorized 100,000,000 shares; 24,008,981 issued and outstanding at September 30, 2008 and 17,786,650 issued and outstanding at December 31, 2007	24,009	17,787
Additional paid in capital	29,132,738	27,753,960
Accumulated deficit during the development stage	(28,957,277)	(27,816,259)
Total Stockholders’ Equity (Deficit):	199,470	(44,512)
Total Liabilities and Stockholders’ Equity (Deficit):	$1,097,089	$890,702

See accompanying notes to the financial statements

Viper Powersports Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended		Cumulative from Inception November 18, 2002 through September 30, 2008
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Revenue	$1,629	$48,316	$4,371	$56,786	$776,466
Cost of Revenue	688	43,400	1,376	46,303	579,645
Gross profit:	941	4,916	2,995	10,483	196,821

Operating Expense:
Research and development cost	35,382	422,278	134,915	741,807	4,888,662
Selling, general and administrative	59,141	292,895	917,920	1,025,315	16,077,437
Loss on impairment of assets	0	0	0	0	7,371,689
Total Operating Expense:	94,523	715,173	1,052,835	1,767,122	28,337,788

Loss from operations:	(93,582)	(710,257)	(1,049,840)	(1,756,639)	(28,140,967)

Other (expenses) income:
Interest (expense)	(19,049)	(17,412)	(120,970)	(49,443)	(1,134,807)
Loss on sale of assets	0	0	0	(18,994)	(18,994)
Other income (expense)	0	50	29,792	3,197	337,491
Total other (expense) income:	(19,049)	(17,362)	(91,178)	(65,240)	(816,310)

Net Loss:	$(112,631)	$(727,619)	$(1,141,018)	$(1,821,879)	$(28,957,277)

Net Loss Per Common Share:

Basic and diluted	$(0.01)	$(0.04)	$(0.06)	$(0.10)

Weighted Average Shares

Common Stock Outstanding	20,778,401	17,560,650	19,115,923	17,560,650

See accompanying notes to the financial statements.

Viper Powersports Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended		Cumulative from Inception November 18, 2002 through September 30, 2008
	September 30, 2008	September 30, 2007
Cash Flows Used in Operating Activities:
Net loss	$(1,141,018)	$(1,821,879)	$(28,957,277)
Expenses not requiring an outlay of cash:
Depreciation	68,648	(1,761)	462,630
Stock based compensation	0	0	7,088,727
Impairment loss	0	0	7,371,689
Changes to operating assets and liabilities:
Decrease (increase) in accounts receivable	0	(62,594)	0
Stock issued for interest expense	66,000	0	66,000
Stock options issued for services	7,133	0	7,133
Decrease (increase) in supplies and prepaid expenses	(110,256)	(120,531)	(743,750)
Decrease (increase) in rental deposits and other assets	(3,456)	37,829	(86,194)
Increase (decrease) in accounts payable	(67,468)	(2,739)	403,227
Increase (decrease) in accrued liabilities	86,767	(64,099)	93,391

Cash flows used in operating activities	(1,093,650)	(2,035,774)	(14,294,424)

Cash Flows Used in Investing Activities:
Proceeds from sale of fixed assets	0	0	18,994
Procceds from sale of fixed assets	0	191,455	191,455
Funding from Thor Performance for engine development	0	0	150,000
Purchase of intellectual property	0	0	(35,251)
Purchase of fixed assets	(1,472)	(8,826)	(1,000,000)

Cash flows used in investing activities	(1,472)	182,629	(674,802)

Cash Flows from Financing Activities:
Net proceeds from sale of stock	961,867	1,585,250	9,250,104
Notes payable	87,084	250,000	337,084
Stockholder loan and capital lease payment	(210,978)	(202,273)	(621,240)
Loans from stockholders	417,000	117,750	6,165,239

Cash flows from financing activities	1,254,973	1,750,727	15,131,187

Net Increase (decrease) in cash	159,851	(102,418)	161,961
Cash at beginning of period	2,110	110,854	0

Cash at end of period	$161,961,	$8,436	$161,961

Supplemental Non-Cash Financing Activities and Cash Flow Information:

Capital Stock issued for Stockholder Debt & Expenses	$350,000	$0	$8,153,239
Common Stock issued for Engine Development Technology	$0	$0	$7,341,437
Stock Warrants Issued with Convertible Debt	$0	$0	$132,201
Equipment Acquired via capital lease	$0	$0	$304,740
Interest paid	$120,970	$49,453	$698,979

See accompanying notes to the financial statements

Viper Powersports Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A.  Basis of Presentation

The consolidated balance sheet as of September 30, 2008, the consolidated statements of operations for the three and nine month periods ended September 30, 2008 and 2007 and the consolidated statements of cash flows for the nine month periods ended September 30, 2008 and 2007 have been prepared by Viper Powersports Inc. , (the ‘Company”) without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, the consolidated balance sheet as of September 30, 2008 and results of operations and cash flows for the three and nine month periods ended September 30, 2008 and 2007 presented herein have been made.

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

B. Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has no current revenues and has a positive working capital position of $36,457 as of September 30, 2008. Current cash and cash available is not sufficient to fund operations beyond a short period of time. These conditions create uncertainty as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

C.  Recent Financing

On September 30, 2008 the Company converted loans for $84,000 plus loan fees into equity at $.10 per share for a total of 840,000 common shares.  This conversion is reflected in the paragraph on “Recent Restructuring” on Page 7.

Item 2: Management’s Discussion and Analysis

The following discussion should be read and considered along with our consolidated financial statements and related notes included in this 1O-Q. These financial statements were prepared in accordance with United States Generally Accepted Accounting Principles (U.S. GAAP). This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ substantially from those anticipated in these forward-looking statements as a result of various factors including those set forth in the “Risk Factors” section of our Form 10-KSB filing for December 31, 2007.

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

Operational Overview

We are a motorcycle company in the business of designing, developing, producing and marketing a line of premium custom V-Twin motorcycles popularly known as “cruisers.” Our motorcycles will be distributed and sold under our Viper brand through a nationwide network of independent motorcycle dealers. Marketing of our motorcycles is targeted toward the upscale market niche of motorcycle enthusiasts who prefer luxury products and are willing to pay higher a price for enhanced performance, innovative styling and a distinctive brand. We believe there is a consistently strong demand for upscale or luxury products like our American-styled classic Viper cruisers and our premium V-Twin engines.

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
We believe the reduced spaces are adequate to conduct all of business, production assembly and development operations for the foreseeable future.  In mid-July of 2008 the company negotiated a buyout of its lease with Big Lake Partners for $98,000.  As of July 1, 2008 the company is now on a month to month lease for $4,440.  The company submitted a 30 day notice to leave the facility on September 30, 2008.

We negotiated a new lease to move our operations to the Hopkins Minnesota Business Center in Hopkins, Minnesota effective October 1, 2008.  We now occupy a total of 8,892 square feet.  We will pay no rent until January 1, 2009.  The rent for 2009 will be $48,114 or $4,009.50 per month.

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

During the second quarter of 2008 the company had the following occur;

1)	The company obtained a line of credit for $84,000 for inventory which has been fully borrowed,
2)	The company sold 325,000 shares of common stock to accredited investors at $.50 per share for a total of $162,500.
3)	The company received a small loan for $15,000 for operating expenses from a current shareholder and
4)	The company converted debt plus interest for a total amount of $366,000 at $.25 per share for 1,464,000 of common shares.

During the third quarter of 2008 the company had the following occur,

1)	The company, as of August 8, 2008, obtained a line of credit for $100,000, for inventory and operating expenses. As of this date $100,000 has been borrowed against the line.
2)	The company sold 530,000 shares of common stock to accredited investors at $.25 per share for a total of $132,500.
3)	The company sold 2,600,000 shares of common stock to accredited investors at $.10 per share for a total of $260,000.
4)	The company converted debt of $84,000 to common stock at $.10 per share for a total of 840,000 shares.

Results of Operations

Revenues

Since our 2002 inception, we have generated total revenues of $776,466 most of which occurred in 2004 before we discontinued offering a motorcycle with a non-proprietary engine. We anticipate that our future revenues for the next 12 months will be primarily from sale of Viper cruisers, although we expect to begin obtaining sales of our proprietary engines in the aftermarket by the second quarter of 2009. We anticipate receiving additional revenues from our planned line of custom parts and accessories for the motorcycle aftermarket as well as our Viper branded apparel and other merchandise.

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

Operating Expenses

From our inception in November 2002 through September 30, 2008, we have incurred total operating expenses of $28,337,788 including $4,888,662 of research and development expenses and $16,077,437 of selling, general and administrative expenses.

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

Comparison of Three and Nine Months Ended September 30, 2008 to Three and Nine Months Ended September 30, 2007.

Revenues and Gross Profit

Revenues for the 3rd quarter of 2008 were $1,629 which was all parts compared to $48,316 for the 3rd quarter of 2007.  The $48,316 for the 3rd quarter of 2007 was comprised of the two production bikes sold.   Revenues for the nine months ended September 30, 2008 was $4,371 compared to $56,786 for the nine months ended September 30, 2007.

 Research and Development Expenses

Research and development decreased by $386,896 to $35,382 for the 3rd Quarter of 2008 from $422,278 for the 3rd Quarter of 2007. This decrease was due primarily to reduced development expense as we prepared for production.  For the nine months ended September 30, 2008 research and development expense was $134,915 compared to $741,807 for the nine months ended September 30, 2007.  Again the significant reduction of research and development expenses relates to the anticipated production of our bikes.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased to $59,141 for the 3rd Quarter of 2008 from $292,895 for the 3rd Quarter of 2007. Selling, general and administrative expenses for the nine months ended September 30, 2008 were $917,920 as compared to $1,025,315 for the nine months ended September 30, 2007. This decrease in 2008 was due to a reduction of personnel and expenses.

Loss from operations

Operational loss for the 3rd Quarter of 2008 was $93,582 compared to $710,257 for the 3rd Quarter of 2007. This reduced loss of in the 3rd quarter of 2008 was due to decreased research and development, reduction of personnel and lower selling, general and administrative expenses.  For the nine months ended September 30, 2008 operational loss was $1,049,840 compared to the loss of $1,756,639 for the nine months ended September 30, 2007.

Interest expense

Interest expense for the 3rd Quarter of 2008 was $19,049 compared to $17,412 for the 3rd Quarter of 2007. This increase of $1,637 during the 3rd Quarter of 2008 was due to increased debt.  Interest expense for the nine months ended September 30, 2008 was $120,970 as compared to $49,443 for the nine months ended September 30, 2007.

No income tax benefit was recorded regarding our net loss for the 3rd Quarters of 2008 and 2007, since we could not determine that it was more likely than not that any tax benefit would be realized in the future.

Since we are just beginning commercial operations, our operations are subject to all of the risks inherent in the development of a new business enterprise, including the ultimate risk that we may never commence full-scale operations or that we may never become profitable. We do not expect to make material shipments of our motorcycles to dealers until spring of 2009. Our historic spending levels are not indicative of future spending levels since we are entering a period requiring increased spending for commercial operations including significant inventory purchases, increased marketing and dealer network costs, and additional general operating expenses. Accordingly, our losses could increase until we succeed in generating substantial product sales, which may never happen.

We currently have 7 employees, including two in management and administration, one in design and development, one in sales and marketing, one in purchasing and inventory control, and two in production and quality control.  We anticipate hiring two to four additional production assembly personnel and a dealer support employee in early 2009 incident to our planned commercial production and marketing operations.  We do not anticipate any other increase in our number of employees for the next 12 months.

Liquidity and Capital Resources

Since our inception, we have financed our development, capital expenditures, and working capital needs through sale of our common stock to investors in private placements and substantial loans from our principal shareholders. We raised a total of approximately $9.6 million through the sale of our common stock in private placements, and in excess of $6.1 million through loans from our principal shareholders.

As of September 30, 2008, we had cash resources of $161,961, total liabilities of $897,619, and a positive working capital position of $36,457.

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

Cash Flow Information

Net cash consumed by operating activities was $1,093,650 during the nine months ended September 30, 2008 compared to consuming cash in the amount of $2,035,774 for the nine months ended September 30, 2007.  Cash used from investing activities for the nine months ended September 30, 2008 was $1,472 compared to cash generated of $182,629 for the nine months ended September 30, 2007. Cash generated from financing activities for the nine months ended September 30, 2008 was $1,254,973 compared to $1,750,727 for the nine months ended September 30, 2007.  For the nine months ended September 30, 2008 the company benefited from the conversion of debt to equity as well as an additional line of credit for $84,000 and the sale of stock.

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

From our inception in late 2002 through September 30, 2008, we have experienced cumulative losses of approximately $29 Million, and we will continue to incur losses until we produce and sell our motorcycle products in sufficient volume to attain profitability, which there is no assurance will ever happen. Our operations are particularly subject to the many risks inherent in the early stages of a business enterprise and the uncertainties arising from the lack of a commercial operating history. There can be no assurance that our business plan will prove successful.

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

PART II - OTHER INFORMATION

Item 6. Exhibits

See Index of Exhibits.
VIPER POWERSPORTS INC.
INDEX TO EXHIBITS

Form 10-Q for Quarter Ended September 30, 2008	Commission File No. 000-51632

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

VIPER POWERSPORTS INC.
November 14, 2008 Big Lake, Minnesota	By:	/s/ Jerome L. Posey
Jerome L. Posey Principal Financial Officer