Form 10-K
period 2008-12-31
VIPER POWERSPORTS INC
filed 2009-04-15
CIK 1337213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of the Securities Exchange

Act of 1934 for the Year Ended December 31, 2008.

☐ TRANSITION PURSUANT TO SECTION 13 or 15(d) of the Securities Exchange

Act of 1934 for the transition period from ______ to ______.

[

VIPER POWERSPORTS INC.

(Name of Small Business Issuer in its charter)

Nevada	41-1200215
(State or other jurisdiction of Incorporation or organization)	(IRS Employer ID Number)

10895 Excelsior Blvd., Suite 203 Hopkins, MN	55343
(Address of principal executive offices)	(Zip Code)

(952) 938-2481

(Issuer’s Telephone Number)

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act:

Common Stock, $0.001 par value (Title of class.)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
Yes [  ]                      No   [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act
Yes [  ]                      No   [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [X]No [   ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐                                                                                                           Accelerated filer ☐
Non-accelerated filer  ☐ (Do not check if a smaller reporting company)Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]   No [ X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: The Registrant=s shares trade on the OTCBB with $0.12 bid and $0.51 ask as of April 14, 2009.  The bid on April 14, 2009, was $0.12 giving the shares held by non-affiliates a market value of $511,200.  The shares trade very sporadically and the bid price on any given day may not be indicative of the actual price a stockholder could receive for their shares.

As of  March 31, 2009, the Registrant had 30,884,650 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g., part I, part II, etc.) into which the document is incorporated:  (1) Any annual report to security holders; (2) Any proxy or other information statement; and (3) Any prospectus filed pursuant to rule 424(b) or (c) under the Securities Act of 1933:  NONE

PART  I

Item 1.  Description of Business

BUSINESS DEVELOPMENT

    Viper Powersports Inc. is the successor to ECCO Capital Corporation (“ECCO”) which was incorporated in Nevada in 1980 under a former name.  ECCO ceased all active operations in 2001 and remained inactive until its 2005 reverse acquisition through a stock exchange of Viper Motorcycle Company, a Minnesota corporation,  when ECCO changed its name to Viper Powersports Inc.   Viper Powersports Inc. acquired all of the outstanding capital stock of Viper Motorcycle Company, resulting in Viper Motorcycle Company becoming a wholly-owned subsidiary of Viper Powersports Inc.  This reverse acquisition resulted in the former shareholders of Viper Motorcycle Company acquiring approximately 94% of the combined entity.
    Viper Performance Inc., also a wholly-owned subsidiary of Viper Powersports Inc., was incorporated in Minnesota in 2005 for the purpose of receiving and holding engine development technology also acquired by Viper Powersports Inc. in 2005.

   As used herein, the terms “we”, “us”, “our”, and “the Company” refer to Viper Powersports Inc. and its two wholly-owned subsidiaries, unless the context indicates otherwise.

    Since our inception, we have been engaged in designing, developing and commencing commercial marketing and production of premium custom heavyweight V-Twin motorcycles popularly known as “cruisers”, as well as a premium innovative proprietary V-Twin engine to power our Viper cruisers.  Viper motorcycles are being distributed and sold under our Viper brand through a nationwide network of independent motorcycle dealers.   Marketing of our motorcycles is targeted toward the upscale market niche of motorcycle enthusiasts who prefer luxury products and are willing to pay a higher price for enhanced performance, innovative styling and a distinctive brand.  We believe there is a consistent demand for upscale or luxury motorcycle products like our American-styled classic Viper cruisers and our premium Viper engines.  For example, the prestigious upscale Robb Report magazine publishes a Robb Report Motorcycling magazine which is devoted primarily toward luxury motorcycle products.

    We have completed development and extensive testing of our proprietary V-Twin engines including substantial performance use of these engines with our Viper motorcycle models, and we have been very satisfied with their performance while powering our cruisers in all kinds of street and highway running conditions.  Our proprietary V-Twin engines were designed and developed by Melling Consultancy Design (MCD), a leading professional engine design and development firm based in England.

   After undergoing an extensive engine emissions testing program for an entire year conducted by a leading independent test laboratory, our proprietary V-Twin engines recently satisfactorily passed  and complied with all noise and pollution emissions requirements of both the federal Environmental  Protection Agency (EPA) and the more stringent emissions requirements of the California  Air Resources Board (CARB).  Satisfying these standards constitutes a touchstone achievement for the Company that we believe places us in a commanding competitive position in the upscale custom motorcycle market.

   We commenced commercial marketing and production of Viper motorcycles in 2008, and we currently hold material orders from our Viper dealer base of ten first class motorcycle dealers.  Our initial material commercial shipment of Viper cruisers to our dealers is now taking place in April 2009.

 Restructuring

    Due to deteriorating stock market conditions in late 2006, we were unable to complete a planned substantial public offering of our common stock, which caused us to engage in a difficult and lengthy major restructuring of the Company.  Our restructuring  transactions were completed in 2007, and included satisfaction of secured debt of $513,356 for our common stock based on $.75 per share; satisfaction of unsecured debt of $2,237,836 for our common stock based  on $l.25 per share;  conversion into our common stock of all outstanding Preferred Stock and accrued dividends; obtaining a substantial credit facility from a banking institution guaranteed by one of our directors;  and raising approximately $l,000,000 for inventory purchases and working capital purposes through private placements of our common stock to various accredited investors at a price of $.75 per share.

Corporate Move to Present Facility

    In October 2008 we moved all operational and administrative functions from our former Big Lake MN facility to our current facility in suburban Minneapolis.   Because of its location in the main metropolitan  area of Minnesota, our new facility is significantly more suitable for our future commercial operations and  our ongoing contacts with the investment and financial community than our former  Big Lake development facility in rural Minnesota.

Corporate Contact Data

    The address of the Company in suburban Minneapolis is 10895 Excelsior Boulevard – Suite 203, Hopkins, MN 55343; its telephone number is (952) 938-2481; and its website address is www.viperpowersports.com.

BUSINESS OF COMPANY

    We develop and produce proprietary premium motorcycle products targeted to consumers who can afford to purchase upscale luxury products.  Our current revenues are being generated from the sale of our Diablo and Diamondback cruisers.  Additional anticipated sources of future revenues include our Mamba model almost completed, a touring “bagger” model being designed, aftermarket sales of our proprietary V-Twin engines, and sales of ancillary Viper motorcycle products including aftermarket custom parts and accessories and Viper branded apparel and other merchandise.

  Our revenue stream will be primarily affected by customer demand for our Viper motorcycle products, our ability to timely provide Viper products in response to dealer orders, recruitment and retention of effective Viper dealers who actively promote and sell our products, and acceptance by our dealers of our floor plan financing facility.

Our Market

    Motorcycles are generally characterized in their industry by weight, primarily based on engine displacement size.  Viper cruisers fall within the heavyweight motorcycle category which typically includes models with engine displacement of at least 651cc (cubic centimeters).  There are generally four types of heavyweight motorcycles:
•	Standard, which emphasize simplicity and low cost (e.g., HarleyDavidson Sportster);

•	Performance, which emphasize handling and speed (e.g., Ducati models);

•	Touring, which emphasize rider comfort and distance travel (e.g., Honda Gold Wing); and

•	Cruiser, designed to facilitate customization by owners (e.g., most HarleyDavidson models)

    Our Viper motorcycles are offered in the premium segment of the heavyweight cruiser market  which is dominated by HarleyDavidson.  We believe that potential customers in this upscale market typically seek motorcycle models having a product and lifestyle appeal associated with the classic American         V-Twin cruiser tradition.  Our targeted customer base has expanded significantly for many years due to the growing popularity of motorcycling as well as the maturing of the population bulge from the post-  World War II baby boom years.  Many males of the baby boom generation now are in their peak income earning years, making them good prospects for luxury goods.  HarleyDavidson has reported that the typical consumer of its heavyweight motorcycles is a married man in his mid-forties having an income in excess of $80,000.
     Over the past ten years, sales of heavyweight cruiser motorcycles in the U.S.A. have increased dramatically from under 200,000 annually to over 500,000 annually.  We believe that premium  heavy-weight motorcycles have become popular and well-accepted luxury recreational products.

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

Premium components and distinctive features of the Diablo include:

•	a powerful, billet-cut proprietary V-Twin engine;

•	our unique right-side drivetrain providing maximum rider balance;

•	premium HID headlights and LED display functions;

•	a 6-speed transmission;

•	adjustable rear end air suspension system and front-end Marzocchi forks;

•	a proprietary handlebar vibration dampening system; and

•	wide high-quality Metzeler tires and premium billet wheels.

The outward appearance of the Diablo includes distinctive styling features such as:

•	substantial use of billet-cut components including the V-Twin engine, primary drive, controls and wheels;

•	a low, streamlined look;

•	oil storage in the frame, enabling a sleeker and more naked appearance due to absence of an under-seat oil tank;

•	a unique swingarm design; and

•	rear light and LED turn signals built into the fender.

Basic specifications of the Diablo crusier are as follows:

•	Wheelbase length and rake: 68 inches, 34°

•	Weight: 570 pounds

•	Seat height:: 21-25 inches, adjustable

•	Engine type: 45° V-Twin, air cooled

•	Engine displacement: 152 cubic inches with later choices of 115 or 128 cubic inches

•	Fuel distribution: Mikuni carburetion

•	Frame: 1 ½” tubular steel

•	Transmission/drivetrain: 6-speed, Viper right-side drive

•	Final drive: Belt

•	Rear-end suspension: Adjustable air-ride

•	Front-end suspension: Marzocchi inverted cartridge forks

•	Tires: Metzeler – 130mm front and 240mm rear

•	Brakes: 4-piston caliper both front and rear

•	Power rating ranges: 144 ft lbs torque at 3,000 rpm

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

         Viper Mamba

        We have almost completed development of the Viper “Mamba,” a sleek and low-slung pro-street model with unique and aggressive styling features. We believe the Mamba will appeal to motorcyclists desiring an aggressive and unique look.   We anticipate commencing commercial production and marketing of our Mamba model during late 2009.

         Viper Touring Bike

        Utilizing our Diablo model as its platform, we have commenced development of a touring model of our Viper motorcycle line. This “bagger” model includes features emphasizing rider comfort for long distance travel and specialized permanent baggage or storage equipment for clothing and other travel provisions. We anticipate introducing our Viper touring model commercially in 2010.

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

Sales and Marketing

        We  sell our motorcycles directly to our authorized Viper dealers. Our dealer network includes well-established, independent full-service dealers offering more than one motorcycle brand. We currently have 10 Viper dealers located primarily in Southern  states, all of which are experienced in selling and servicing premium heavyweight V-Twin motorcycles. We will continue to recruit additional qualified Viper dealers to attain our goal of having a nationwide distribution network. Our near-term marketing focus will emphasize dealer recruitment in regions of the country where we lack dealer representation.

        Our dealers must maintain full-service departments capable of providing quality V-Twin engine and drive train maintenance and repair. They also must be able to perform custom upgrade work on cruisers. Viper dealers enter into a written dealer agreement with us granting them a designated, non-exclusive location to sell Viper motorcycle products. Dealers have the exclusive right to use and display our Viper brand in their respective locations in connection with the sale of our products. They must be responsible for warranty services and general repair and maintenance services, maintain adequate working capital, and conduct material efforts toward promoting and selling Viper products. Dealer agreements are for a one-year term, and expire automatically unless renewed by us and consented to by the dealer.

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

Dealer Floor Plan Financing

        We have established a limited floor plan financing facility which we provide to our Viper Motorcycle dealers.  Our dealer floor planning is self-financed by our Company through a bank line-of-credit guaranteed by a principal shareholder of the Company.  All of our current dealers are qualified to utilize this floor plan financing to purchase Viper motorcycles products, and we expect that most of our sales to dealers will be supported through financing provided to Viper dealers from our floor plan facility.  We will hold a UCC Financing Statement evidencing title in and to us for motorcycle products shipped under our floor plan facility, which will certify and cover our ownership of such products until sold to consumers by our dealers.

Design and Development

        We are committed to a substantial ongoing design and development program to:

•	introduce new Viper motorcycle models on an annual basis;

•	improve and enhance existing Viper models; and

•	develop and produce or outsource production of ancillary Viper components and accessories for sale in the large custom cruiser aftermarket.

        We believe our established design and development systems, our professional and motivated personnel, and other development equipment and capabilities will enable us to timely design and develop new Viper products as needed to satisfy the changing needs and tastes of the custom cruiser market. Our design and development operations are conducted primarily through our in-house development department located in our Hopkins, MN facility.

Manufacturing and Suppliers

        Our manufacturing operations consist of in-house production of certain components and parts, assembly and polishing components, and conducting quality control of in-process and finished motorcycles. Motorcycle body, engine and electrical components and parts are outsourced for production to our specifications to various experienced manufacturers of motorcycle components, including engine components, fenders, gas tanks and electrical harnesses and wiring. Other key components are purchased off-the-shelf from various independent manufacturers and distributors mostly located in the United States, including brake and suspension systems, handlebars, transmissions and clutches, drive belts, ignition starters, seats, tires and wheels, panel indicators, lights and batteries. Components manufactured by us in-house include motorcycle frames. Painting of our motorcycles is outsourced to local painting companies skilled in custom motorcycle painting.

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

Warranty Policy

        We provide a standard limited warranty for Viper products primarily covering parts and labor to repair or replace defective motorcycle components. Our warranty will cover unlimited mileage during an effective one-year term. Under our Viper dealer agreements, our dealers will conduct repairs on Viper products under warranty, for which we will reimburse dealers. Warranty repairs and replacements will be provided at no cost to the consumer.

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

        We have submitted our Viper cruisers and their V-Twin engines to the various applicable governmental agencies and have satisfied their certification requirements and standards.For this purpose, we retained a leading certified motorcycle testing lab.  We expect to incur ongoing costs to continue complying with motorcycle safety and emissions requirements. As new laws and regulations are adopted, we will assess their effects on current and future Viper motorcycle products.

Employees

        We currently employ 7 persons including our management, development, marketing and administrative personnel.  We expect to hire 2-3 assembly and administrative personnel during 2009 to support our anticipated commercial production and sales of Viper cruisers. Other than these additional anticipated personnel, we do not anticipate needing any additional personnel during the next twelve months. None of our employees belongs to a labor union, and we consider our relationship with our employees to be good.

Item 2.   Description of Property

        The Company currently does not own any real estate. All development, production, marketing and administrative operations of the Company are conducted from its Hopkins, MN leased facilities.

Hopkins Facility

        In October 2008, we relocated all of our operations and administration functions from Big Lake, MN to Hopkins, MN, a suburb of Minneapolis.  We lease our current Hopkins facility under a written 3 year lease at a monthly rental of $7,400 not including utilities.  The facility occupies 9,000 square feet in a modern one-story light industrial building.  We believe our Hopkins facility is adequate to support all our administrative, development, production assembly and warehousing needs for the foreseeable future.

        The Company owns development and production equipment, computer and office equipment, and business vehicles, all of which have cost it approximately $509,715 since its inception in November 2002.

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

Item 4.   Submission of Matters to a Vote of Security Holders.

        No matters were submitted to a vote of security holders of the registrant during the fourth quarter of the past fiscal year ended December 31, 2008.

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

Period [Missing Graphic Reference]	High Price(Bid) [Missing Graphic Reference]	Low Price(Bid) [Missing Graphic Reference]
April – June, 2007	$2.20	$1.28
July – September, 2007	$2.20	$.91
October – December, 2007	$1.35	$.65
January – March 2008	$1.14	$.59
April – June, 2008	$1.00	$.28
July – September, 2008	$.38	$.20
October – December, 2008	$.38	$.15
January – March 30, 2009	$.38	$.13

        The closing sales price of our common stock on March 30, 2009 was $.29 per share.

Shareholders

        As of March 31, 2009, there were 420 shareholders of record holding common stock of the Company.

Dividends

        The Company has never declared or paid any cash dividends on its common stock, and does not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

        The Company has no established equity compensation plans for the issuance of common stock as payment for employees, consultants or other parties. The Company has utilized its common stock for equity compensation from time to time on a transactional basis. In the future, the Company may establish some type of an equity compensation plan to provide incentive to current or future employees and others material to the Company’s business.

        There were no issuer repurchases by the registrant during the fiscal year ended December 31, 2008.

Equity Securities Sold by the Registrant

        Following are all equity security transactions during the fiscal quarter ended December 31, 2008 involving sales not registered under the Securities Act:

       During the fourth quarter of 2008, the company sold a total 7,020,000 unregistered shares of common stock of the company in private placements to various accredited investors at $.10 per share, for total consideration of $702,000.

       Also during the fourth quarter of 2008, the company issued a total of 1,505,000 shares of its unregistered common stock at $.10 per share to satisfy outstanding promissory notes in the amount of $89,000, outstanding wages and professional fees in the amount of $31,500, and marketing consulting fees of $30,000.

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

Item 6.   Management’s Discussion and Analysis and Plan of Operation.

Forward-Looking Statements

        This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. Forward-looking statements sometimes include the words “may,” “will,”“estimate,” “intend,” “continue,” “expect,” “anticipate” or other similar words. Statements expressing expectations regarding our future and projections we make relating to products, sales, revenues and earnings are typical of such statements.

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

Results of Operations for the Fiscal Year Ended December 31, 2008 Compared to the Fiscal Year Ended December 31, 2007.

        Revenues.    We reported negative revenue of $(60,283) in 2008 due to product returns related to certain sales of a product discontinued in 2004, compared to revenue of $178,717 in 2007 represented by the sale of motorcycles and motorcycle parts.

        Gross Profit.   Gross profit in 2008 was a negative $(61,702).  The gross profit for 2007 was $105,890 representing a small amount of sales in the late 3rd quarter.

        Research and Development.   Research and development costs were $165,496 in 2008 which represent the transformation from R&D to a manufacturing / assembly company as compared to 2007, which was $944,468 reflected more of a R&D operation.

        Selling, General and Administrative Expenses.   Selling, general and administrative costs increased $212,134 to $1,682,010 in 2008 from $1,469,876 in 2007, due stock issued for compensation offset with both personnel reductions and reduced marketing expenses in 2008.

        Loss from Impairment of Assets.   The company did not experience any impairment losses during 2007 or 2008.

        Loss from Operations.   Operational losses were $1,909,208 in 2008 compared to $2,308,454, for 2007. This decrease in 2007 of $399,246 was due primarily to reduced R&D expenditures.

        Interest Expense.   Interest expense increased by $63,788 to $137,203 in 2008 compared to $73,415 in 2007. The increase was due an increased reliance on loans in order to provide funding for inventory and operations.

Plan of Operation

        Our long-term business strategy or goal is to become a leading developer and supplier of premium V-Twin heavyweight motorcycles, V-Twin engines, and ancillary motorcycle aftermarket products. In implementing this strategy, we intend to execute the following matters for the next twelve months:

        Continue commercializing the Diablo and Diamondback – Our primary focus during 2009 will be to complete implementing and improving production operations for our motorcycle products to be manufactured by us effectively on a commercial scale. We have completed a production assembly line including shelving, railings and individual station equipment necessary for efficient factory production operations. We also have obtained all vendors, suppliers or subcontract third parties needed for obtaining components, parts and raw materials for our motorcycles and having them painted after assembly, and we will continue to identify and obtain alternate sources for material components.

        Continue Design and Development – We will complete development and testing of our Mamba and development of our touring model to offer them commercially as soon as possible.

        Expansion of Distribution Network – We will continue to identify and recruit qualified independent motorcycle dealers to become Viper dealers until we achieve our goal of having a nationwide network of Viper dealers. We will only select full-service dealers which we determine possess a successful V-Twin motorcycle sales history, a solid financial condition, a good reputation in the industry, and a definite desire to sell and promote Viper products. We also intend to recruit and retain one or more Canadian motorcycle dealers to sell our products. Moreover, later in 2009 we intend to commence initial efforts to enter overseas foreign markets including identifying effective overseas motorcycle distributors and attracting them to our products and Viper brand.

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

        Market and Sell Ancillary Viper Products – Later in 2009, we intend to commence marketing and sales of a variety of ancillary products under our Viper brand, particularly in the large custom cruiser aftermarket. We expect our primary aftermarket sales will be our line of powerful Viper V-Twin engines, and by 2010 we anticipate obtaining substantial revenues from Viper engine sales in this active aftermarket. We also intend to develop and offer for sale certain billet parts and components to be manufactured by us in-house. We also will outsource production of ancillary Viper items from third-party suppliers including various motorcycle parts and accessories, collectibles, and other Viper branded merchandise. For example, we have obtained a source to provide us with a line of Viper branded apparel. Our ancillary Viper products will be sold through multiple marketing channels including Viper dealers, independent aftermarket catalogs and our website.

Liquidity and Capital Resources

        Since our inception, we have financed our development, capital expenditures and working capital needs primarily through the sale and issuance of our capital stock or through loans from our principal shareholders. Financing through issuance of our common or preferred stock has included private placements for cash, common stock issued to satisfy accounts payable, and common and preferred stock issued to convert outstanding loans and other liabilities into capital stock of our company. We have raised a total of approximately $9.6 Million through the sale of our common stock in private placements, and at least $6.2 Million in loans from our management or principal shareholders.

        We have also relied on satisfying substantial employee compensation, consulting fees, product development, marketing and administrative expenses directly through issuance of our common stock. From inception through the end of 2008, we paid a total of approximately $7.5 Million for such expenses with our common stock.

Future Liquidity

        Based on our current cash position, private placement subscriptions and anticipated revenues from product sales, we believe we will be able to fund our ongoing operations until at least the summer of 2009. To provide working capital and funding for increased motorcycle component inventories to support anticipated growth thereafter, however we will need to obtain substantial additional financing through loans and/or sales of our equity securities. Although we believe such additional financing will be available to us as needed, there is no assurance we will raise any such additional funds on terms acceptable to us, or at all, or that any future financing transactions will not be dilutive to our stockholders.

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

        The report of our independent registered accounting firm for our audited financial statements included in this Form 10-K filing states that there is substantial doubt about the ability of our business to continue as a going concern. Accordingly, our ability to continue our business as a going concern is in question.

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

        We provide a floor plan financing program to our dealers, which is self financed by the company. Regarding revenue recognition for dealers who take advantage of our dealer floor plan facility, we have established a reserve allowance for the estimated liability related to any repossessions. We will review this repurchase allowance on a quarterly basis, and to the extent current experience differs materially with previous allowance estimates, we will make appropriate adjustments. Our dealer agreement provides the dealer has no right of return unless the return is authorized by us.

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

        Inventories of motorcycle components and raw materials represent a large percentage of our tangible assets, and we expect this percentage to increase substantially in the future.  We employ an inventory control manager dedicated to and responsible for safeguarding, monitoring and recording our inventory assets.

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

Recent Accounting Pronouncements

        In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment to FASB Statement No. 115”. This statement permits companies to choose to measure many financial instruments and other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement of accounting for financial instruments. This statement applies to all entities, including not for profit. The fair value option established by this statement permits all entities to measure eligible items at fair value at specified election dates. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Company does not believe the adoption of SFAS No. 159 will have any material impact on its consolidated financial statements.

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

In December 2007, the FASB issued SFAS No.141 (revised 2007), “Business Combinations” and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.”  These statements aim to improve, simplify, and converge internationally the accounting for business combinations and the reporting of noncontrolling interests in consolidated financial statements.

The provisions of SFAS No. 141 (R) and SFAS No. 160 are effective for our fiscal year beginning January 1, 2009.  The company does not believe SFAS No. 141 and No. 160 will have any material impact on its financial reporting.

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

        From our inception in late 2002 through December 31, 2008, we have experienced cumulative losses of approximately $30 Million, and we will continue to incur losses until we produce and sell our motorcycle products in sufficient volume to attain profitability, which there is no assurance will ever happen. Our operations are particularly subject to the many risks inherent in the early stages of a business enterprise and the uncertainties arising from the lack of a commercial operating history. There can be no assurance that our business plan will prove successful.

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

        We depend upon our Viper dealers to sell our products and promote our brand image. If our dealers are unable to sell and promote our products effectively, our business will be harmed seriously. We currently have agreements with ten dealers. We must continue to recruit and expand our dealer base to satisfy our projected revenues. If we fail to timely obtain new dealers or maintain our relationship with existing dealers effectively, we could be unable to achieve sufficient sales to support our operations.

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

        We currently provide limited floor plan financing to our dealers for their purchase of Viper products which is self-financed by the company. If we are unable to increase the amount of floor plan fiancing available to our dealers, they would have to pay cash or obtain other financing to purchase Viper products, which most likely would result in substantially lower sales of our products, and lack of sufficient cash flow to support our business.

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

Name [Missing Graphic Reference]	Age [Missing Graphic Reference]	Position [Missing Graphic Reference]
John R. Silseth II	45	Chief Executive Officer and Co-founder
Robert O. Knutson	72	Director and Secretary
Jerome Posey	60	Chief Financial Officer and Treasurer
Terry L. Nesbitt	59	Director and President of Viper Motorcycle Company
Robert Van Den Berg	74	Director
Duane Peterson	59	Director

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

TERRY L. NESBITT has been a director of the Company since February 2005, and he recently became President of Viper Motorcycle Company, our subsidary.  Mr. Nesbitt also is the General Manager of Diamo USA, a distributor of ATV’s and Scooters. Until January 2007, Mr. Nesbitt was our Executive Vice President of Sales and Marketing of the Company, since our inception in 2002. During 2001 and most of 2002, Mr. Nesbitt was an independent consultant in the motorcycle industry. Prior to 2001, he served in several key sales management positions over a fifteen-year period with Polaris Industries Inc., including national sales manager for Polaris’ line of Victory V-Twin cruiser motorcycles.

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

Code of Ethics

        We have adopted a Code of Ethics that applies to our principal executive officer, our principal financial and accounting officer, or persons performing similar functions. We will provide any person without charge who requests, a copy of our Code of Ethics. Any copy requests may be directed to Viper Powersports Inc., 10895 Excelsior Blvd., Suite 203, Hopkins, MN 55343 in care of John Silseth at (952) 938-2481.

Item 10.   Executive Compensation

        The following table sets forth the executive compensation of the executive officers of the Company during the two fiscal years ended December 31, 2007 and 2008.

SUMMARY COMPENSATION TABLE

Name and Position	Year	Salary ($)	Stock Awards (#)
[Missing Graphic Reference]	[Missing Graphic Reference]	[Missing Graphic Reference]	[Missing Graphic Reference]
John Silseth Chief Executive Officer [1]	2008	$103,935
	2007	$102,000	150,000	[2]
Terry Nesbitt, President - Viper Motorcycle Co.	2008	$4,000	300,000	[3]
	2007	$0
John Lai, Former President[4]	2008	$31,501	—
	2007	$63,000	150,000	[2]

1   Mr. Silseth received his compensation, for 2007, through consulting payment made to his wholly-owned corporation.  See “Certain Relationships and Related Transaction.”  For 2008 he was an employee of viper Powersports and as such received his compensation through the payroll process

2   The 2007 stock grants to Messrs. Silseth and Lai were each for 150,000 common shares valued at $.75 per share at the date of the grant.

3   Mr. Nesbitt received a stock grant in 2008 for 300,000 common shares valued at $.10 per share at the date of the grant.

4   Mr. Lai resigned as President and a Director of the company in August 2008.

Options/SAR Grants

        The Company did not issue any stock options or SAR grants in fiscal 2008. None of the stock options issued by the Company since its inception have been exercised. The following tables contain certain information relating to unexercised options.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values
[Missing Graphic Reference]
			Number of Securities Underlying Unexercised Options/SARs at FY-End (#)	Value of Unexercised In-the-Money Options/SARs at FY-End ($)
Name	Shares Acquired	Value Realized ($)	Exercisable/Unexercisable	Exercisable/Unexercisable
[Missing Graphic Reference]	[Missing Graphic Reference]	[Missing Graphic Reference]	[Missing Graphic Reference]	[Missing Graphic Reference]
Terry Nesbitt	-0-	-0-	125,000/0	$0/0

Compensation of Directors

       No compensation was paid by the company to its directors for their services as a director during 2008.

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

Item 11.   Security Ownership of Certain Beneficial Owners and Management and Related Stock Matters.

The following table sets forth as of December 31, 2008 certain information regarding beneficial ownership of the common stock of the Company by (a) each person or group known by the Company to be the beneficial owner of more than 5% of the outstanding common stock of the Company, (b) each director and executive officer of the Company, and (c) all directors and executive officers of the Company as a group. Each shareholder named in the below table has sole voting and investment power with respect to shares of common stock shown in the table. Shares underlying any options or warrants included in the table are all currently exercisable. Unless otherwise indicated, the address of each listed shareholder is 10895 Excelsior Blvd., Suite 203, Hopkins, MN 55343.

Shareholder	Shares Owned Beneficially	Percent of Class
[Missing Graphic Reference]	[Missing Graphic Reference]	[Missing Graphic Reference]
Title of Class – Common Stock
[Missing Graphic Reference]
Terry L. Nesbitt [1]	725,000	2.3%
Robert O. Knutson	429,353	1.4%
John R. Silseth II	2,028,471	6.6%
Robert Van Den Berg	300,000	1.0%
Duane Peterson	5,000	–
David Palmlund III [2]	5,003,509	16.2%
5323 Swiss Avenue
Dallas, TX 75214

All directors and officers	3,482,824	11.3%
as a group (5 persons)

1   Includes 125,000 shares underlying options.

2   Includes an aggregate of 335,000 shares underlying warrants and an option.

Item 12.   Certain Relationships and Related Transactions.

        Following are certain material transactions during the past two years between the Company and any of its directors, executive officers, and principal shareholders:

Private Placements

        In connection with certain private placements of our common stock, related parties have participated on the same terms as unrelated parties, including the following:

        In 2007, John Lai (former President of the Company) purchased 50,000 common shares at $.75 per share and Robert VanDenBerg (a Director of the Company) purchased 20,000 common shares at $.75 per share.  In 2008, Robert VanDenBerg purchased 40,000 common shares at $.25 per share and 100,000 common shares at $.10 per share and David Palmlund purchased 100,000 common shares at $.25 per share.

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

        In January 2004  we obtained a Letter of Credit (LOC) from Compass Bank of Dallas, Texas in the amount of $200,000 in favor of GE Commercial Distribution Finance Corporation for the purpose of securing our floor plan financing facility. This LOC is guaranteed by Mr. Palmlund, who was paid $3,000 monthly by us while this guaranty was outstanding until late 2008.   Mr. Palmlund is now receiving $4,000 monthly in consideration for his guarantee of our current floor plan facility from a local bank.

Consulting Compensation

        During 2007 we paid cash compensation to Racing Partners Management Inc., a corporation wholly owned by John R. Silseth II (a founder, principal shareholder and Chief Executive Officer of the Company) for consulting services related to management operations, motorcycle development, procurement of third party suppliers, creation of an assembly manufacturing system and preparing for commercial production. These consulting expenses included  $102,000 in 2007. Such consulting payments were all approved by resolutions of the Board of Directors, and we believe that the terms of our consulting arrangements with Racing Partners were no less favorable than those we would have obtained from an unrelated consulting arrangement negotiated at arm’s length.

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

Stock Grants

        In consideration for past services, in 2007 the company issued a total of 500,000 common shares to related parties, including 200,000 shares to Mr. Silseth, 200,000 to Mr. Lai and 100,000 shares to Mr. Knutson.  In 2008, the Company issued 180,000 common shares to Mr. Knutson for legal services rendered in 2007 and 2008, and issued 300,000 common shares to Mr. Nesbitt in consideration for his assuming the role of President of Viper Motorcycle Company, a wholly-owned subsidiary of the company.

Item 13.   Exhibits.

        See the “Exhibit Index” following the financial statements of this Form 10-K for a listing and description of the documents that are incorporated by reference or filed as exhibits to this Annual Report.

Item 14.   Principal Accountant Fees and Services.

Pre-Approval of Audit Fees

        Our Board of Directors is responsible for pre-approving all audit and permitted non-audited services to be performed for us by our independent registered public accounting firm or any other auditing or accounting firm.

Auditor Fees

        The aggregate fees billed by our auditors for professional services rendered in connection with the audited financial statements included in this 10-K annual report and  review of the 10-Q quarterly reports filed in 2008 were $27,245.

         There were no other fees billed to us by our auditors for tax matters, additional audit-related fees or any non-audit services.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIPER POWERSPORTS INC. (Registrant)

By:	/s/ John Silseth [Missing Graphic Reference]
John Silseth - CEO
Date:	April 15, 2009

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Robert O. Knutson [Missing Graphic Reference]
Robert O. Knutson – Director
Date:	April 15, 2009
By:	/s/ Terry Nesbitt _________________________
Date:	Terry Nesbitt – Director April 15, 2009
By:	/s/ Robert Van Den Berg [Missing Graphic Reference]
Robert Van Den Berg – Director
Date:	April 15, 2009

Viper Powersports, Inc.

(A Development Stage Company)

Consolidated Financial Statements

For the Years Ended December 31, 2008

and 2007

Viper Powersports, Inc.

(A Development Stage Company)

[Missing Graphic Reference]
Douglas W. Child, CPA Marty D. Van Wagoner, CPA J. Russ Bradshaw, CPA William R. Denney, CPA Roger B. Kennard, CPA Russell E. Anderson, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors
Viper Powersports, Inc.
Big Lake, Minnesota 55309

We have audited the accompanying consolidated balance sheets of Viper Powersports, Inc. (a development stage company) and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the period from November 18, 2002 (inception) to December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Viper Powersports, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, and the period from November 18, 2002 (inception) to December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

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

Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah
April 15, 2009

1284 W. Flint Meadow Dr. #D
Kaysville, Utah 84037
Telephone 801.927.1377
Facsimile 801.927.1344

5296 S. Commerce Dr. #300
Salt Lake City, Utah 84107
Telephone 801.281.4700
Facsimile 801.281.4701

Suite B, 4F
North Cape Commercial Bldg.
388 King’s Road
North Point, Hong Kong

Viper Powersports, Inc.
(A Development Stage Company)

Consolidated Balance Sheets

	December 31, 2008	December 31, 2007
ASSETS
Current assets
Cash	$368	$2,110
Accounts receivable	-	-
Inventory and supplies	756,600	605,725
Prepaid expenses and other assets	18,648	22,086
Total current assets	775,616	629,921

Fixed assets:
Office and computer equipment	119,835	118,675
Manufacturing and development equipment	273,759	272,963
Vehicles	101,799	101,799
Leasehold improvements	90,446	75,265
Subtotal	585,839	568,702
Accumulated depreciation	(430,709)	(324,370)
Total fixed assets	155,130	244,332

Rental deposit and other assets	4,010	16,449

Total assets	$934,756	$890,702

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$209,313	$325,792
Accrued liabilities	51,781	62,828
Shareholder note	76,601	250,000
Other notes payable	275,357	140,000
Current portion of capital leases	4,360	27,671
Total current liabilities	617,412	806,291

Long-term liabilities
Capital leases, less current portion	4,219	128,923
Total long-term liabilities	4,219	128,923

Total liabilities	621,631	935,214

Stockholders' equity (deficit)
Preferred stock; $0.001 par value; 20,000,000 shares authorized, 0 issued and outstanding for both years	-	-
Common stock; $0.001 par value; 100,000,000 shares authorized, 30,884,650 and 17,786,650 issued and outstanding, respectively	30,885	17,787
Additional paid-in capital	30,109,993	27,753,960
Accumulated deficit	(29,827,753)	(27,816,259)

Total Stockholders' Equity (Deficit)	313,125	(44,512)

Total liabilities and stockholders' equity (deficit)	$934,756	$890,702

See notes to consolidated financial statements.

Viper Powersports, Inc.
(A Development Stage Company)

Consolidated Statements of Operations

	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007	Cumulative from November 18, 2002 (Date of Inception) through December 31, 2008

Revenues (returns)	$(60,283)	$178,717	$711,812
Cost of revenues	1,419	72,827	579,688
Gross profit	(61,702)	105,890	132,124

Operating expenses
Research and development costs	165,496	944,468	4,919,243
Selling, general and administrative	1,682,010	1,469,876	16,841,527
Loss on impairment of assets	-	-	7,371,689
Total operating expenses	1,847,506	2,414,344	29,132,459

Loss from operations	(1,909,208)	(2,308,454)	(29,000,335)

Other income (expense)
Interest expense	(137,203)	(73,415)	(1,151,040)
Loss on sale of asset	-	(18,994)	(18,994)
Other income	34,917	10	342,616
Total other income (expense)	(102,286)	(92,399)	(827,418)

Net loss	$(2,011,494)	$(2,400,853)	$(29,827,753)

Loss per common share - basic	$(0.10)	$(0.14)

Weigthed average common shares outstanding - basic	21,165,271	17,650,417

See notes to consolidated financial statements.

Viper Powersports, Inc.
(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity
For the Period from November 18, 2002 (Inception) to December 31, 2008

							Total
	Preferred Stock		Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)
Balance at November 18, 2002 (Inception)	-	$-	-	$-	$-	$-	$-
Common stock for services and accounts payable - $.40/share	-	-	425,000	170,000	-	-	170,000
Common stock for cash at $.40/share	-	-	294,478	117,791	-	-	117,791
Net loss from inception through December 31, 2002	-	-	-	-	-	(344,612)	(344,612)
Balances at December 31, 2002	-	-	719,478	287,791	-	(344,612)	(56,821)
Common stock for services at $.40 to $1.00 /share	-	-	1,219,250	1,095,500	-	-	1,095,500
Common stock for cash at $.40/share	-	-	855,522	342,209	-	-	342,209
Common stock for services and accounts payable - $2.00/share	-	-	42,500	85,000	-	-	85,000
Common stock for cash at $2.00/share net of issuance costs	-	-	457,399	884,549	-	-	884,549
Value of warrants issued with convertible debt	-	-	-	110,168	-	-	110,168
Net loss for the year ended December 31, 2003	-	-	-	-	-	(2,999,735)	(2,999,735)
Balances at December 31, 2003	-	-	3,294,149	2,805,217	-	(3,344,347)	(539,130)
Value of warrants issued with convertible debt	-	-	-	22,033	-	-	22,033
Common sotck for cash at $2.50/share	-	-	98,000	245,000	-	-	245,000
Common stock for services and software at $2.50/share	-	-	61,000	152,500	-	-	152,500
Common stock for employment agreement services at $2.50/share	-	-	175,000	437,500	-	-	437,500
Common stock issued with May 2004 notes at $2.50/share	-	-	133,334	333,335	-	-	333,335
Common stock grants to employees at $2.50/share	-	-	189,700	474,250	-	-	474,250
Value of warrants and options issued for services	-	-	-	175,363	-	-	175,363
Net loss for the year ended December 31, 2004	-	-	-	-	-	(5,761,208)	(5,761,208)
Balances at December 31, 2004	-	-	3,951,183	4,645,198	-	(9,105,555)	(4,460,357)
Common stock for cash at $2.50/share	-	-	305,212	763,030	-	-	763,030
Common stock for payables and debt converted at $2.50/share	-	-	1,125,354	2,813,379	-	-	2,813,379
Preferred stock for outstanding debt converted at $2.50/share	783,000	1,957,500	-	-	-	-	1,957,500
Value of warrants and option issued for services	-	-	-	497,700	-	-	497,700
Common stock for engine development technology (Note 3)	-	-	2,996,575	7,491,437	-	-	7,491,437
Recapitalization from March 31, 2005 reverse merger (Note 4)	-	(1,956,717)	613,093	(16,201,753)	18,158,470	-	-
Common stock for cash at $3.90/share , net of offering costs of $513,124	-	-	1,000,038	1,000	3,386,024	-	3,387,024
Common stock to Cornell Capital Partners, LP issued for SEDA equity agreement	-	-	134,920	135	749,865	-	750,000
Net loss for the year ended December 31, 2005	-	-	-	-	-	(4,986,019)	(4,986,019)
Balances at December 31, 2005	783,000	783	10,126,375	10,126	22,294,359	(14,091,574)	8,213,694
Preferred stock converted to common stock at $1.25/share	(783,000)	(783)	1,566,000	1,566	(783)	-	-
Common stock for cash at $.75/share	-	-	173,333	173	129,827	-	130,000
Conversion of notes payable at $1.25/share	-	-	1,790,269	1,790	2,236,046	-	2,237,836
Conversion of notes payable at $.75/share	-	-	684,475	685	512,671	-	513,356
Dividends for preferred converted at $1.25/share	-	-	209,029	209	261,077	-	261,286
Net loss for the year ended December 31, 2006	-	-	-	-	-	(11,323,832)	(11,323,832)
Balances at December 31, 2006	-	-	14,549,481	14,549	25,433,197	(25,415,406)	32,340
Common stock for cash at $.75/share	-	-	2,131,167	2,131	1,586,870	-	1,589,001
Common stock for services at $.75/share	-	-	1,106,002	1,107	733,893	-	735,000
Net loss for the year ended December 31, 2007	-	-	-	-	-	(2,400,853)	(2,400,853)
Balances at December 31, 2007	-	-	17,786,650	17,787	27,753,960	(27,816,259)	(44,512)
Common stock for services	-	-	2,124,334	2,124	480,507	-	482,631
Common stock for cash	-	-	8,321,666	8,322	1,348,678	-	1,357,000
Common stock for conversion of debt	-	-	2,652,000	2,652	526,848	-	529,500
Net loss for the year ended December 31, 2008	-	-	-	-	-	(2,011,494)	(2,011,494)
Balances at December 31, 2008	-	$-	30,884,650	$30,885	$30,109,993	$(29,827,753)	$313,125

See notes to consolidated financial statements.

Viper Powersports, Inc.
(A Development Stage Company)

Consolidated Statements of Cash Flows

	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007	Cumulative from November 18, 2002 (Date of Inception) through December 31, 2008
Cash flows from operating activities:
Net loss	$(2,011,494)	$(2,400,853)	$(29,827,753)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	106,339	99,784	500,321
Common stock and warrants issued for compensation and expenses	482,631	-	7,571,358
Impairment loss	-	-	7,371,689
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(1,267)	10,137	(1,267)
Decrease (increase) in supplies and prepaids	(133,732)	(174,818)	(786,824)
Decrease (increase) in rental deposits and other	-	(6,652)	(59,611)
Increase (decrease) in accounts payable	(116,478)	(148,771)	334,319
Increase (decrease) in accrued liabilities	(11,047)	10,175	87,510
Net cash provided by (used in) operating activities	(1,685,048)	(2,610,998)	(14,810,258)

Cash flows from investing activities:
Loss from sale of fixed asses	-	18,994	18,994
Funding from Thor Performance for engine development	-	-	150,000
Purchase of intellectual property	-	-	(35,251)
Purchase of fixed assets	(17,137)	(99,748)	(823,925)
Net cash provided by (used in) investing activities	(17,137)	(80,754)	(690,182)

Cash flows from financing activities:
Net proceeds from sale of stock	1,357,000	2,324,000	9,638,104
Proceeds from note payable	-	250,000	250,000
Payments on stockholder loans and capital leases	(122,658)	(30,992)	(601,636)
Proceeds from loans from stockholders	466,101	40,000	6,214,340
Net cash provided by (used in) financing activities	1,700,443	2,583,008	15,500,808

Net change in cash and cash equivalents	(1,742)	(108,744)	368
Cash, beginning of period	2,110	110,854	-

Cash, end of period	$368	$2,110	$368

Supplemental Non-Cash Financing Activities and Cash Flow Information:
Common Stock issued for accounts payable (expenses)	$-	$-	$1,323,698
Common stock issued for accrued liabilities (expenses)	$-	$-	$553,521
Preferred stock issued for debt	$-	$-	$1,957,500
Common stock issued for debt	$529,500	$-	$4,382,020
Common stock issued for software (assets)	$-	$-	$50,000
Common stock issued for engine development technology and engine development obligation of $150,000	$-	$-	$7,341,437
Equipment acquired via capital lease	$-	$-	$304,740
Stock warrants issued with convertible debt	$-	$-	$132,201
Interest paid	$137,203	$73,415	$695,408
Income taxes paid	$-	$-	$-

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

The Company is a development stage company engaged in design and development of premium V-Twin cruiser motorcycles. The Company has sold its capital stock and debt securities in various private placements to fund its development, marketing and other operations. The Company also has issued substantial shares of its common stock to compensate officers and other employees, consultants, and vendors, and to satisfy outstanding debt and other obligations. The Company continues to rely upon loans and sales of its equity securities to fund current operations. The Company’s executive and administrative offices, were relocated , in October 2008,  from Big Lake, Minnesota to Hopkins, Minnesota, a suburb of Minneapolis.  We lease our current Hopkins facility under a three year lease at a monthly lease amount of $7,400 not including utilities.  The facility occupies 9,000 square feet in a modern one-story light industrial building.  We believe our Hopkins facility is adequate to support all our administrative, development, production assembly and warehousing needs for the foreseeable future.

Viper Powersports, Inc.
(A Development Stage Company)

Notes to Consolidated Financial Statements

1.	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Going Concern – The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $29,391,850 since inception, and currently has no sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the production of its motorcycles. Management has plans to seek additional capital through private placements of its common stock. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

The exception to the above statement is if the sale(s) to the dealer(s) are financed through dealer financing. At that point the company records revenue for the bike sold and a receivable from Viper Powersports financing.

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
Warranty information is detailed in the following table:

	December 31, 2008	December 31, 2007	December 31, 2006
Beginning balance	$21,631	$10,000	$15,584
Warranties issued	0	15,401	0
Warranty payments	(14,615)	(3,770)	(5,584)
Ending balance	$7,016	$21,631	$10,000

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

Stock Options and Stock Based Compensation – The Company has elected to expense options granted to its employees under the provisions of SFAS® 123 (Accounting for Stock-Based Compensation) with respect to employee stock options. There were no options issued during the year ended December 31, 2008.

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

Dealer Floor Plan Financing –  We have established a limited floor plan financing facility which we provide to our Viper Motorcycle dealers.  Our dealer floor planning is self-financed by our Company through a bank line-of-credit guaranteed by a principal shareholder of the Company.  All of our current dealers are qualified to utilize this floor plan financing to purchase Viper motorcycles products, and we expect that most of our sales to dealers will be supported through financing provided to Viper dealers from our floor plan facility.  We will hold a UCC Financing Statement evidencing title in and to us for motorcycle products shipped under our floor plan facility, which will certify and cover our ownership of such products until sold to consumers by our dealers.

Viper Powersports, Inc.
(A Development Stage Company)

Notes to Consolidated Financial Statements

2.	EQUITY FINANCING AGREEMENTS

The Company incurred a net loss of $1,559,956, $2,400,853 and $29,391,850, for the years ending December 31, 2008 and 2007 and the period from inception (November 18, 2002) through December 31, 2008, respectively. Viper produced 25 motorcycles in 2004 as a “Development Stage Company” while producing only one bike per dealer (considered a “one-time” R&D production on the new bike).

In 2007 the Company sold a total of 3,111,164 common shares of the Company in a various private placement to accredited investors at $.75 per share, for a total consideration of $2,324,000.

In 2008 the Company sold a total of 10,973,666 common shares of the Company in various private placements to accredited investors.  546,666 were sold at $.75 per share, 225,000 were sold at $.50 per share, 2,292,000 were sold at $.25 per share and 7,910,000 were sold at $.10 per share for a total consideration of $1,886,500.

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

Guarantee of Letter of Credit – In February of 2008 the Letter of Credit was renewed in the amount of $200,000 with Northern Trust Bank.  This Letter of Credit is guaranteed by David Palmlund III (a principal shareholder), who was being paid $3,000 per month as long as the guarantee was outstanding.   This LOC arrangement ended at the end of 2008 as GE Finance discontinued its dealer floor planning program due to economic conditions thereby negating the need for the LOC guarantee.

Guarantee of Floor Planning Arrangement – In late March of 2009 the Company entered into an arrangement with Mr. Palmlund to provide a guarantee for our current floor plan facility funding from a local bank.  For that guarantee Mr. Palmlund is being paid $4,000 a month until the guarantee is no longer needed.

Viper Powersports, Inc.
(A Development Stage Company)

Notes to Consolidated Financial Statements

Settlement of Employment Contract – In January 2005 the Company issued a total of 175,000 shares of common

6.	COMMON STOCK WARRANTS AND OPTIONS

The Company has issued warrants to purchase a total of 846,669 shares of its common stock, and also has granted options to purchase a total of 458,000 of its common shares.

Warrants – Outstanding warrants of the Company  to purchase 200,000 common shares at the price of $2.50 per share have five-year terms, expiring from December 2008 to March 2010; outstanding warrants to purchase 150,000 common shares at a price of $6.00 per share have a five-year term expiring in January 2010;  outstanding warrants to purchase 100,004 common shares at a price of $3.90 per share have a five year term expiring August 2010; outstanding warrants to purchase 156,000 common shares at a price of $1.00 per share have two to five year terms expiring May 2009  to March 2013 and outstanding warrants to purchase 216,665 common shares at a price of $.75 per share have three year term expiring September 2010 to December 2010.  Related parties hold warrants to purchase 125,000 of these warrant shares, with the other warrants being held by persons who have provided financial or consulting services to the Company. No warrants issued by the Company have been exercised so far.

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

Viper Powersports, Inc.
(A Development Stage Company)

Notes to Consolidated Financial Statements

VIPER POWERSPORTS, INC. COMMON STOCK WARRANTS & OPTIONS

	Options		Warrants
	12/31/2008	12/31/2007	12/31/2008	12/31/2007

Beg Bal	458,000	932,000	846,669	617,504

Issued	0	0	176,000	266,665

Exercised	—	—	—	—

Cancelled	0	(474,000)	(100,000)	(37,500)

End Bal	458,000	458,000	922,669	846,669

Exercisable	458,000	832,000	846,669	617,504

7.	LEASING ACTIVITIES

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

On June 1, 2006, the Company entered into a capital lease with GE Capital Finance for a compressor for a term of 24 months. Monthly payments of $1,572.46 are due under this lease.  This lease was completed satisfactorily in May of 2008.

Viper Powersports, Inc.
(A Development Stage Company)

Notes to Consolidated Financial Statements

On September 18, 2008, the Company entered into an operating lease for manufacturing and office space to accommodate the Company’s future manufacturing operations. The term of the lease is sixty (39) months beginning October 1, 2008. Future minimum lease payments under this agreement have been included in the schedule of minimum operating lease payments.

Minimum lease payments are as follows:

For the years ending December 31,	Capital Lease	Operating Lease

		$

2009	4,888		48,114
2010	4,386		49,456
2011	0		50,985
	——
Total	9,275		$148,555
Amount for interest	695
Net	8,579

Less: Current portion	4,360
Long term portion	$4,219

8.	INCOME TAXES

The Company is subject to United States income taxes.

Income taxes are accounted for under the asset and liability method.  Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits for which future realization is uncertain. The current year produced a deferred tax asset of approximately $704,023.  This is being fully offset with a valuation allowance for the same amount.

9.	PREFERRED STOCK

The Company has authorized 20,000,000 shares of preferred stock with par value of $.001 per share and of these there are none outstanding.