Form 10-Q
period 2009-03-31
VIPER POWERSPORTS INC
filed 2009-05-20
CIK 1337213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 1O-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

Commission File No. 000-51632

VIPER POWERSPORTS INC.
(Exact name of small business issuer as specified in Its charter)

Nevada	41-1200215
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10895 Excelsior Blvd, Ste. 203, Hopkins, Minnesota	55343
(Address of principal executive offices)	(Zip Code)

(952) 938-2481
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  The registrant has not been phased into the Interactive Data reporting system.Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐                                                                                                           Accelerated filer ☐
Non-accelerated filer  ☐ (Do not check if a smaller reporting company)
Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule l2b-2 of the Exchange Act). Yes ☐   No ☒

The number of shares of common stock outstanding was 32,934,650 as of March 31, 2009.

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION
                                           Item 1.                          Financial Statements
                                           Item 2.                          Management’s Discussion and Analysis
                                           Item 3.                          Controls and Procedures

PART II: OTHER INFORMATION
                                           Item 6.                          Exhibits

SIGNATURE:

INDEX TO EXHIBITS
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

PART 1: FINANCIAL INFORMATION

Item 1:  Financial Statements
Viper Powersports Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	March 31, 2009	December 31, 2008
Assets	(Unaudited)
Current Assets:
Cash	$3,221	$368
Accounts receivable	0	0
Inventory and supplies	835,434	756,600
Prepaid expenses and other	37,149	18,648
Total Current Assets:	875,804	775,616

Fixed Assets:
Office & computer equipment	119,835	119,835
Manufacturing and development equipment	273,759	273,759
Vehicles	101,799	101,799
Leasehold improvements	90,446	90,446
Accumulated depreciation	(452,858)	(430,709)
Total Fixed Assets:	132,981	155,130

Other Assets:
Rental deposit and other	4,010	4,010
Total Other Assets:	4,010	4,010

Total Assets:	$1,012,795	$934,756

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$265,683	$209,313
Accrued liabilities	108,429	51,781
Shareholder note	110,016	76,601
Other notes payable	249,584	268,226
Current portion of capital lease	4,360	4,360
Total Current Liabilities:	738,072	610,281

Long-Term Liabilities:
Capital lease, less current portion	4,219	4,219
Total Long-Term Liabilities:	4,219	4,219

Total Liabilities:	742,291	614,500

Stockholders’ Deficit:
Preferred stock, $.001 par value; authorized 20,000,000 shares; 0 issued and outstanding as of March 31, 2009 and December 31, 2008	0	0
Common stock, $.001 par value; authorized 100,000,000 shares; 32,934,650 issued and outstanding at March 31, 2009 and 30,884,650 issued and outstanding at December 31, 2008	32,935	30,885
Additional paid in capital	30,400,011	30,109,993
Accumulated deficit during the development stage	(30,162,442)	(29,820,622)
Total Stockholders’ Deficit:	270,504	320,256

Total Liabilities and Stockholders’ Deficit:	$1,012,795	$934,756

See accompanying notes to the financial statements

Viper Powersports Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Cumulative from Inception November 18, 2002 through March 31, 2009
	March 31, 2009	March 31, 2008

Revenue	$0	$0	$711,812
Cost of Revenue	0	0	579,688
Gross profit:	0	0	132,124

Operating Expense:
Research and development cost	23,276	69,732	4,942,521
Selling, general and administrative	312,793	524,675	17,147,187
Loss on impairment of assets	0	0	7,371,689
Total Operating Expense:	336,069	594,407	29,461,397

Loss from operations:	(336,069)	(594,407)	(29,329,273)

Other (expenses) income:
Interest expense	(7,656)	(19,804)	(1,158,696)
Loss on sale of assets	0	0	(18,994)
Other income (expense)	1,905	4,115	344,521
Total other (expense) income:	(5,751)	(15,689)	(833,169)

Net Loss:	$(341,820)	$(610,096)	$(30,162,442)

Net Loss Per Common Share:

Basic and diluted	$(0.01)	$(0.03)

Weighted Average Shares
Common Stock Outstanding	31,350,761	18,333,316

See accompanying notes to the financial statements.

Viper Powersports Inc.
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)

	Three Months Ended		Cumulative from Inception November 18, 2002 through March 31, 2009
	March 31, 2009	March 31, 2008
Cash Flows Used in Operating Activities:
Net loss	$(341,820)	$(610,096)	$(30,162,442)
Expenses not requiring an outlay of cash:
Depreciation	22,149	22,883	522,470
Stock warrants issued for compensation	133,575	0	7,704,933
Impairment loss	0	0	7,371,689
Changes to operating assets and liabilities:
Decrease (increase) in accounts receivable	0	0	(1,267)
Decrease (increase) in supplies and prepaids	(78,834)	(55,555)	(865,658)
Decrease (increase) in rental deposits and other	(18,501)	(5,850)	(78,113)
Increase (decrease) in accounts payable	56,370	26,640	390,689
Increase (decrease) in accrued liabilities	38,006	(32,543)	125,516

Cash flows used in operating activities	(189,055)	(654,521)	(14,992,183)

Cash Flows Used in Investing Activities:
Loss from sale of fixed assets	0	0	18,994
Funding from Thor Performance for engine development	0	0	150,000
Purchase of intellectual property	0	0	(35,251)
Purchase of fixed assets	0	0	(826,925)

Cash flows used in investing activities	0	0	(693,182)

Cash Flows from Financing Activities:
Net proceeds from sale of stock	165,627	360,000	9,803,731
Notes payable	(37,500)	0	212,500
Stockholder loan and capital lease payment	(1,058)	(60,073)	(602,694)
Loans from stockholders	64,839	352,000	6,275,049

Cash flows from financing activities	191,908	651,927	15,688,586

Net Increase (decrease) in cash	2,853	(2,594)	3,221
Cash at beginning of period	368	2,110	0

Cash at end of period	$3,221	$(484)	$3,221

Supplemental Non-Cash Financing Activities and Cash Flow Information:

Capital Stock issued for Debt & Expenses	$0	$50,000	$8,267,009
Common Stock issued for Engine Development Technology	$0	$0	$7,341,437
Stock Warrants Issued with Convertible Debt	$0	$0	$132,201
Equipment Acquired via capital lease	$0	$0	$304,740
Interest paid	$7,656	$19,804	$703,064

See accompanying notes to the financial statements

Viper Powersports Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A.  Basis of Presentation

The consolidated balance sheet as of March 31, 2009, the consolidated statements of operations for the three month period ended March 31, 2009 and 2008 and the consolidated statements of cash flows for the nine month periods ended March 31, 2009 and 2008 have been prepared by Viper Powersports Inc. , (the ‘Company”) without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, the consolidated balance sheet as of March 31, 2009 and results of operations and cash flows for the three and nine month periods ended March 31, 2009 and 2008 presented herein have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 2008.

B. Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has no current revenues and has a positive working capital position of $137,732 as of March 31, 2009. Current cash and cash available is not sufficient to fund operations beyond a short period of time. These conditions create uncertainty as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

C.  Common Stock Transactions
During the three months ended March 31, 2009, the Company issued 2,050,000 shares of common stock for $158,493 in cash.

Also during the three months ended March 31, 2009, the Company issued 500,000 in stock warrants to a stockholder for services rendered.  The Company recorded an expense of $133,575 for these warrants.  This amount was computed using the Black-Scholes method and the following assumptions – exercise price of $0.10, life of 2 years, discount rate of 4.59% and a volatility rate of 204.68%.

Item 2: Management’s Discussion and Analysis

The following discussion should be read and considered along with our consolidated financial statements and related notes included in this 1O-Q. These financial statements were prepared in accordance with United States Generally Accepted Accounting Principles (U.S. GAAP). This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ substantially from those anticipated in these forward-looking statements as a result of various factors including those set forth in the “Risk Factors” section of our Form 10-K filing for December 31, 2008.

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

   We commenced commercial marketing and production of Viper motorcycles in 2008, and we currently hold material orders from our Viper dealer base of ten first class motorcycle dealers.  Our initial material commercial shipment of Viper cruisers to our dealers took place in April 2009 in which we shipped three motorcycles to our dealers.

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

During 2007 the company commenced limited commercial marketing and production of its motorcycles.  Incident thereto, in November 2007 the Company retained a licensed emissions certification laboratory to test its motorcycles and engines and certify its test results for compliance with the emission standards promulgated by the Environmental Protection Agency (EPA) and the California Air Resources Board (CARB).  This independent test process was successfully completed in July 2008, and the Company received its official certification from the Environmental Protection Agency on December 4, 2008.

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

Recent Restructuring

 We had anticipated commencing commercial production of our motorcycles in early 2008, but lacked the working capital to do so.   Accordingly, we then engaged in restructuring of the Company to continue our business.   In 2008 the Company sold a total of 10,923,666 common shares of the Company in various private placements to accredited investors.  546,666 were sold at $.75 per share, 225,000 were sold at $.50 per share, 2,292,000 were sold at $.25 per share and 7,860,000 were sold at $.10 per share for a total consideration of $1,881,500.

Results of Operations

Revenues

Since our 2002 inception, we have generated total revenues of $711,812 most of which occurred in 2004 before we discontinued offering a motorcycle with a non-proprietary engine. We anticipate that our future revenues for the next 12 months will be primarily from sale of Viper cruisers, although we expect to begin obtaining sales of our proprietary engines in the aftermarket by the second quarter of 2009. We anticipate receiving additional revenues from our planned line of custom parts and accessories for the motorcycle aftermarket as well as our Viper branded apparel and other merchandise.

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

Operating Expenses

From our inception in November 2002 through March 31, 2009, we have incurred total operating expenses of $29,461,397 including $4,942,521 of research and development expenses and $17,147,187 of selling, general and administrative expenses.

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

Comparison of Quarter Ended March 31, 2009 to Quarter Ended March 31, 2008.

Revenues and Gross Profit

There was no revenue for the 1st quarter of 2009 as well as the 1st quarter of 2008.

 Research and Development Expenses

Research and development decreased by $46,456 to $23,276 for the 1st quarter of 2009 from $69,732 for the 1st quarter of 2008. This decrease was due primarily to reduced development expense as we prepared for full production.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased to $312,793 for the 1st quarter of 2009 from $524,675 for the 1st quarter of 2008.  The decrease was due to reduction in employees and lower rent for the new leased space.

Loss from operations

Operational loss for the 1st quarter of 2009 was $336,069 compared to $594,407 for the 1st quarter of 2008. This reduced loss in the 1st quarter of 2009 was due to decreased research and development, reduction of personnel and lower selling, general and administrative expenses.

Interest expense

Interest expense for the 1st quarter of 2009 was $7,656 compared to $19,804 for the 1st quarter of 2008. This decrease during the 1st quarter of 2009 was due to decreased debt.

No income tax benefit was recorded regarding our net loss for the 1st quarters of 2009 and 2008, since we could not determine that it was more likely than not that any tax benefit would be realized in the future.

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

  We currently employ 5 persons including our management, development, marketing and administrative personnel.  We expect to hire 2-3 assembly and administrative personnel during 2009 to support our anticipated commercial production and sales of Viper cruisers. Other than these additional anticipated personnel, we do not anticipate needing any additional personnel during the next twelve months. None of our employees belongs to a labor union, and we consider our relationship with our employees to be good.

Liquidity and Capital Resources

Since our inception, we have financed our development, capital expenditures, and working capital needs through sale of our common stock to investors in private placements and substantial loans from our principal shareholders. We raised a total of approximately $9.8 million through the sale of our common stock in private placements, and in excess of $6.2 million through loans from our principal shareholders.

As of March 31, 2009, we had cash resources of $3,221, total liabilities of $742,291, and a positive working capital position of $137,732.

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

The report of our independent registered accounting firm for our audited financial statement ended December 31, 2008 states that there is substantial doubt about the ability of our business to continue as a going concern. Accordingly, our ability to continue our business as a going concern is in question.

Cash Flow Information

Net cash consumed by operating activities was $189,055 during the three months ended March 31, 2009 compared to consuming cash in the amount of $654,521 for the three months ended March 31, 2008.  There was no cash used or generated from investing activities for the 1st quarters of 2009 or 2008.  Cash generated from financing activities for the three months ended March 31, 2009 was $191,908 compared to $651,927 for the three months ended March 31, 2008.

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

From our inception in late 2002 through March 31, 2009, we have experienced cumulative losses of approximately $30 Million, and we will continue to incur losses until we produce and sell our motorcycle products in sufficient volume to attain profitability, which there is no assurance will ever happen. Our operations are particularly subject to the many risks inherent in the early stages of a business enterprise and the uncertainties arising from the lack of a commercial operating history. There can be no assurance that our business plan will prove successful.

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

Viper motorcycles also must compete with other power sport and recreational products for the discretionary spending of consumers.

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

Forward-Looking Statements

This quarterly report on Form I0-Q contains “forward-looking statements” within the meaning of the Securities Act of /933 and the Securities Exchange Act of 1934. Statements expressing expectations regarding our future and projections we make relating to products, sales, revenues and earnings are typical of such statements. All forward-looking statements are subject to the risks and uncertainties inherent in attempting to predict the future. Our actual results may differ materially from those projected, stated or implied in our forward-looking statements as a result of many factors, including, but not limited to, our overall industry environment, customer and dealer acceptance of our products, effectiveness of our dealer network, failure to develop or commercialize new products, delay in the introduction of products, regulatory certification matters, production and or quality control problems, warranty and/or product liability matters, competitive pressures, inability to raise sufficient working capital, general economic conditions and our financial condition.

Our forward-looking statements speak only as of the date they are made by us. We undertake no obligation to update or revise any such statements to reflect new circumstances or unanticipated events as they occur, and you are urged to review and consider all disclosures we make in this and other reports that discuss risk factors germane to our business, including those risk factors in our Form 10-K for the period ended December 31, 2008

Item 3. Controls and Procedures

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
Jerome L. Posey Principal Financial Officer

May 20, 2009
Hopkins, Minnesota

VIPER POWERSPORTS INC.
INDEX TO EXHIBITS

Form 10-Q for Quarter Ended March 31, 2009	Commission File No. 000-51632

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