Form 10-Q
period 2009-06-30
VIPER POWERSPORTS INC
filed 2009-08-19
CIK 1337213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 1O-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

Commission File No. 000-51632

VIPER POWERSPORTS INC.
(Exact name of small business issuer as specified in Its charter)

Nevada	41-1200215
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10895 Excelsior Blvd, Ste. 203, Hopkins, Minnesota	55343
(Address of principal executive offices)	(Zip Code)

(952) 938-2481
(Issuer’s telephone number)

[

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  The registrant has not been phased into the Interactive Data reporting system.Yes ☐   No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule l2b-2 of the Exchange Act). Yes ☐   No ☒

The number of shares of common stock outstanding was 36,099,650 as of June 30, 2009.

Transitional Smaller Business Disclosure Format (check one): Yes ☐   No ☒

[

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION
                                           Item 1.                          Financial Statements
                                           Item 2.                          Management’s Discussion and Analysis
                                           Item 3.                          Controls and Procedures

PART II: OTHER INFORMATION
                                           Item 6.                          Exhibits

SIGNATURE:

INDEX TO EXHIBITS
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

PART 1: FINANCIAL INFORMATION

Item 1:  Financial Statements

Viper Powersports Inc.
(A Development Stage Company)
Consolidated Balance Sheet

	June 30, 2009	December 31, 2008
ASSETS	(Unaudited)
Current assets
Cash	$9,603	$368
Accounts receivable	191,135	-
Inventory and supplies	796,313	756,600
Prepaid expenses and other assets	55,427	18,648
Total current assets	1,052,478	775,616

Fixed assets:
Office and computer equipment	119,835	119,835
Manufacturing and development equipment	274,425	273,759
Vehicles	101,799	101,799
Leasehold improvements	90,446	90,446
Subtotal	586,505	585,839
Accumulated depreciation	(482,390)	(430,709)
Total fixed assets	104,115	155,130

Rental deposit and other assets	4,010	4,010

Total assets	$1,160,603	$934,756

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$285,539	$209,313
Accrued liabilities	108,429	51,781
Shareholder note	165,154	76,601
Other notes payable	402,357	275,357
Current portion of capital leases	4,360	4,360
Total current liabilities	965,839	617,412

Long-term liabilities
Capital leases, less current portion	4,219	4,219
Total long-term liabilities	4,219	4,219

Total liabilities	970,058	621,631

Stockholders' equity
Preferred stock; $0.001 par value; 20,000,000 shares authorized, 0 issued and outstanding for both years	-	-
Common stock; $0.001 par value; 100,000,000 shares authorized, 36,099,650 and 30,884,650 issued and outstanding, respectively	36,100	30,885
Additional paid-in capital	30,694,368	30,109,993
Accumulated deficit	(30,539,923)	(29,827,753)

Total Stockholders' Equity	190,545	313,125

Total liabilities and stockholders' equity	$1,160,603	$934,756

See accompanying notes to the unaudited consolidated financial statements

Viper Powersports Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Cumulative from November 18, 2002 (Date of Inception) through June 30, 2009
	2009	2008	2009	2008

Revenues (net of returns)	$232,630	$2,742	$232,630	$2,742	$944,442
Cost of revenues	139,531	688	139,531	688	719,219
Gross profit	93,099	2,054	93,099	2,054	225,223

Operating expenses
Research and development costs	45,809	29,801	69,087	99,533	4,988,330
Selling, general and administrative	393,446	334,103	706,237	858,779	17,547,764
Loss on impairment of assets	-	-	-	-	7,371,689
Total operating expenses	439,255	363,904	775,324	958,312	29,907,783

Loss from operations	(346,156)	(361,850)	(682,225)	(956,258)	(29,682,560)

Other income (expense)
Interest expense	(24,724)	(82,117)	(32,380)	(101,921)	(1,183,420)
Loss on sale of asset	-	-	-	-	(18,994)
Other income	530	25,676	2,435	29,792	345,051
Total other income (expense)	(24,194)	(56,441)	(29,945)	(72,129)	(857,363)

Net loss	$(370,350)	$(418,291)	$(712,170)	$(1,028,387)	$(30,539,923)

Loss per common share - basic	$(0.01)	$(.02)	(0.02)	$(006)

Weighted average common shares outstanding - basic	35,104,815	18,500,713	33,238,158	18,275,549

See accompanying notes to the unaudited consolidated financial statements.

Viper Powersports Inc.
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,		Cumulative from November 18, 2002 (Date of Inception) through June 30, 2009
	2009	2008
Cash flows from operating activities:
Net loss	$(712,170)	$(1,028,387)	$(30,539,923)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	51,681	45,765	552,002
Common stock and warrants issued for compensation and expenses	133,575	73,133	7,704,933
Impairment loss	-	-	7,371,689
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(191,135)	-	(192,402)
Decrease (increase) in supplies and inventory	(39,713)	(81,555)	(826,537)
Decrease (increase) in prepaid expenses	(36,779)	-	(96,390)
Increase (decrease) in accounts payable	76,226	79,646	410,545
Increase (decrease) in accrued liabilities	56,648	30,618	144,158
Net cash provided by (used in) operating activities	(661,667)	(880,780)	(15,471,925)

Cash flows from investing activities:
Proceeds from sale of fixed asses	-	-	18,994
Funding from Thor Performance for engine development	-	-	150,000
Purchase of intellectual property	-	-	(35,251)
Purchase of fixed assets	(666)	(312)	(824,591)
Net cash provided by (used in) investing activities	(666)	(312)	(690,848)

Cash flows from financing activities:
Net proceeds from sale of stock	456,015	522,500	10,094,119
Proceeds from note payable	127,000	84,000	377,000
Payments on stockholder loans and capital leases	(19,558)	(140,795)	(621,194)
Proceeds from loans from stockholders	108,111	417,000	6,322,451
Net cash provided by (used in) financing activities	671,568	882,705	16,172,376

Net change in cash and cash equivalents	9,235	1,613	9,603
Cash, beginning of period	368	2,110	-

Cash, end of period	$9,603	$3,723	$9,603

Supplemental Non-Cash Financing Activities and Cash Flow Information:
Common Stock issued for accounts payable (expenses)	$-	$-	$1,323,698
Common stock issued for accrued liabilities (expenses)	$-	$-	$553,521
Preferred stock issued for debt	$-	$-	$1,957,500
Common stock issued for debt	$-	$50,000	$4,382,020
Common stock issued for software (assets)	$-	$-	$50,000
Common stock issued for engine development technology and engine development obligation of $150,000	$-	$-	$7,341,437
Equipment acquired via capital lease	$-	$-	$304,740
Stock warrants issued with convertible debt	$-	$-	$132,201
Interest paid	$24,724	$19,804	$720,132
Income taxes paid	$-	$-	$-

See accompanying notes to the unaudited consolidated financial statements

Viper Powersports Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A.  Basis of Presentation

The consolidated balance sheet as of June 30, 2009, the consolidated statements of operations for the six month period ended June 30, 2009 and 2008 and the consolidated statements of cash flows for the six month periods ended June 30, 2009 and 2008 have been prepared by Viper Powersports Inc. , (the ‘Company”) without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, the consolidated balance sheet as of June 30, 2009 and results of operations and cash flows for the six month periods ended June 30, 2009 and 2008 presented herein have been made.

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

B. Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has no current revenues and has a negative working capital position of $86,639 as of June 30, 2009. Current cash and cash available is not sufficient to fund operations beyond a short period of time. These conditions create uncertainty as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

C  Recent Financing

During the second quarter of 2009 the company sold to accredited investors 3,165,000 shares of common stock at $.10 per share for a net total of $297,523.

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

Operational Overview

We are a motorcycle company in the business of designing, developing, producing and marketing a line of premium custom V-Twin motorcycles popularly known as “cruisers.” Our motorcycles will be distributed and sold under our Viper brand through a nationwide network of independent motorcycle dealers. Marketing of our motorcycles is targeted toward the upscale market niche of motorcycle enthusiasts who prefer luxury products and are willing to pay higher price for enhanced performance, innovative styling and a distinctive brand. We believe there is a consistently strong demand for upscale or luxury products like our American-styled classic Viper cruisers and our premium V-Twin engines.

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

Results of Operations

Revenues

Since our 2002 inception, we have generated total revenues of $944,442 most of which occurred in 2004 before we discontinued offering a motorcycle with a non-proprietary engine. We anticipate that our future revenues for the next 12 months will be primarily from sale of Viper cruisers, although we expect to begin obtaining sales of our proprietary engines in the aftermarket by the second quarter of 2010. We anticipate receiving additional revenues from our planned line of custom parts and accessories for the motorcycle aftermarket as well as our Viper branded apparel and other merchandise.

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

Operating Expenses

From our inception in November 2002 through June 30, 2009, we have incurred total operating expenses of $29,907,783 including $4,988,330 of research and development expenses and $17,547,764 of selling, general and administrative expenses.

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

Comparison of Quarter and Six months ended June 30, 2009 to Quarter and Six months ended June 30, 2008.

Revenues and Gross Profit

Revenue for the 2nd quarter and for the first six months of 2009 was $232,630 as compared to $2,742 in revenue for the 2nd quarter and first six months of 2008.

 Research and Development Expenses

Research and development increased by $16,008 to $45,809 for the 2nd quarter of 2009 from $29,801 for the 2nd quarter of 2008. This increase was due to development expense on our engines by Ilmor engineering .For the first six months ended June 30th research and development expense was $69,087compared to $99,533 for the first six months of 2008.  The development expense began in the second quarter of 2009.

Selling, general and administrative expenses

Selling, general and administrative expenses increased slightly to $393,446 for the 2nd quarter of 2009 from $334,103 for the 2nd quarter of 2008. The increase was due increased expense for additional manpower as we moved into production of the motorcycles. For the first six months of 2009 general and administrative expense was $706,237 as compared to $858,779 for the first six months of 2008.

Loss from operations

Operational loss for the 2nd quarter of 2009 was $346,156 compared to $361,850 for the 2nd quarter of 2008. This reduced loss in the 1st quarter of 2009 was due to gross profit achieved by selling our motorcycles into the dealer network.  The operational loss for the first six months was $682,225 compared to $956,258 for the first six months of 2008.

Interest expense

Interest expense for the 2nd quarter of 2009 was $24,724 compared to $82,117 for the 2nd quarter of 2008. This decrease during the 2nd quarter of 2009 was due to overall decreased debt compared to last year.  Interest for the first six months of 2009 was $32,380 as compared to $101,921 for the first six months of 2008.

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

Liquidity and Capital Resources

Since our inception, we have financed our development, capital expenditures, and working capital needs through sale of our common stock to investors in private placements and substantial loans from our principal shareholders. We raised a total of approximately $10.1 million through the sale of our common stock in private placements, and in excess of $6.3 million through loans from our principal shareholders.

As of June 30, 2009, we had cash resources of $9,603, total liabilities of $970,058, and a negative working capital position of $86,639.

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

Cash Flow Information

Net cash consumed by operating activities was $661,667 during the six months ended June 30, 2009 compared to consuming cash in the amount of $880,780 for the six months ended June 30, 2008.  Cash generated from financing activities for the six months ended June 30, 2009 was $671,568 compared to $882,705 for the six months ended June 30, 2008.

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

Recent Accounting Pronouncements

In June of 2009, the Financial Accounting Standards Board (FASB) issued Statement No. 168, The FASB Accounting Standards Codification™, and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.  The Codification will become the source of authoritative U.S. generally accepted accounting principles (GAAP) to be applied to nongovernmental entities.  The Codification will include only two levels of GAAP, authoritative and non-authoritative.  Authoritative Statements will include FASB Standards and rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws applicable to SEC registrants.  All other non-SEC and non-FASB accounting and reporting literature and standards will become non-authoritative as of the effective date of Statement No. 168.  The Codification will hereafter only be modified by Accounting Standards Updates, which will replace Statements, FASB Staff Positions, and Emerging Issues Task Force Abstracts.  Statement No. 168 is effective for interim and annual reporting periods ending after September 15, 2009.  Adoption of this Statement will have no impact on the Company’s financial reporting.

In June of 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46 (R), Consolidation of Variable Interest Entities.  Statement No. 167 expands the scope of Interpretation No. 46(R) to include entities which had been considered qualifying special purpose entities prior to elimination of the concept by Statement No. 166.  Statement No. 167 requires entities to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity.  The enterprise is required to assess, on an ongoing basis, whether it is a primary beneficiary or has an implicit responsibility to ensure that a variable interest entity operates as designed.  Statement No. 167 changes the previous quantitative approach for determining the primary beneficiary to a qualitative approach based on which entity (a) has the power to direct activities of a variable interest entity that most significantly impact economic performance and (b) has the obligation to absorb losses or receive benefits that could be significant to the variable purpose entity.

Statement No. 167 requires enhanced disclosures that will provide investors with more transparent information about an enterprise’s involvement with a variable interest entity.  Statement No. 167 is effective for each entity’s first annual reporting period that begins after November 15, 2009, and for interim periods within that annual period.  This statement will have no impact on the Company’s financial reporting under its current business plan.

In June of 2009, the FASB issued Statement No. 166, Accounting for Transfers of Financial Assets, an amendment of Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  Statement No. 166 removes the concept of a qualifying special-purpose entity.  Therefore, all entities should be evaluated for consolidation in accordance with applicable consolidation guidance.  Statement No. 166 requires identification of any involvements with transferred assets and prevents de-recognition until all requirements for sale accounting have been met.  Enhanced disclosures are required to provide greater transparency about any transferor’s continuing involvement with transferred assets.  Statement No. 166 is effective as of each reporting entity’s first annual reporting period which begins after November 15, 2009 and for all interim periods within that first annual period.  The Company has no current involvement with transferred assets but will comply should the situation arise.

In May of 2009, the FASB issued Statement No. 165, Subsequent Events.  This Statement sets forth the period following the balance sheet date during which management should evaluate subsequent events for disclosure, the circumstances under which events should be recognized for disclosure, and the disclosure which should be made.  Statement No. 165 introduces the concept of a date following the balance sheet date when financial statements are available to be issued.  Thus users of financial statements are put on notice of the date after which subsequent events are not reported.  Statement No. 165 is effective with all interim or annual financial statements for periods ending after June 15, 2009.  The Company will adopt the requirements of Statement No. 165 beginning with its June 30, 2009 interim financial statements.

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

From our inception in late 2002 through June 30, 2009, we have experienced cumulative losses of approximately $31 Million, and we will continue to incur losses until we produce and sell our motorcycle products in sufficient volume to attain profitability, which there is no assurance will ever happen. Our operations are particularly subject to the many risks inherent in the early stages of a business enterprise and the uncertainties arising from the lack of a commercial operating history. There can be no assurance that our business plan will prove successful.

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

Our forward-looking statements speak only as of the date they are made by us. We undertake no obligation to update or revise any such statements to reflect new circumstances or unanticipated events as they occur, and you are urged to review and consider all disclosures we make in this and other reports that discuss risk factors germane to our business, including those risk factors in our Form 10-K for the period ended December 31, 2008
.
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

PART II - OTHER INFORMATION

Item 6. Exhibits

See Index of Exhibits.

VIPER POWERSPORTS INC.
INDEX TO EXHIBITS

Form 10-Q for Quarter Ended June 30, 2009	Commission File No. 000-51632

Exhibit
Number                 Description
31.1                 Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2                 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duty authorized.

VIPER POWERSPORTS INC.
By:	/s/ Jerome L. Posey
Jerome L. Posey Principal Financial Officer

August 19, 2009
Hopkins, Minnesota