Form 10-Q
period 2009-09-30
VIPER POWERSPORTS INC
filed 2009-11-23
CIK 1337213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 1O-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of shares of common stock outstanding was 11,803,013 as of October 31, 2009.

Transitional Smaller Business Disclosure Format (check one): Yes ☐   No ☒

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION
Item 1.	Financial Statements	2
Item 2.	Management’s Discussion and Analysis	6
Item 3.	Controls and Procedures	17

PART II: OTHER INFORMATION
Item 6.	Exhibits	18

SIGNATURE:

INDEX TO EXHIBITS
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

PART 1: FINANCIAL INFORMATION

Item 1:  Financial Statements
Viper Powersports Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets
Cash	$34,420	$368
Accounts receivable	262,467	-
Inventory and supplies	704,003	756,600
Prepaid expenses and other assets	58,968	18,648
Total current assets	1,059,858	775,616

Fixed assets:
Office and computer equipment	120,766	119,835
Manufacturing and development equipment	274,693	273,759
Vehicles	101,799	101,799
Leasehold improvements	90,446	90,446
Subtotal	587,704	585,839
Accumulated depreciation	(504,540)	(430,709)
Total fixed assets	83,164	155,130

Rental deposit and other assets	4,010	4,010

Total assets	$1,147,032	$934,756

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$397,283	$209,313
Accrued liabilities	109,155	51,781
Shareholder note	452,535	76,601
Other notes payable	225,357	275,357
Current portion of capital leases	4,360	4,360
Total current liabilities	1,188,690	617,412

Long-term liabilities
Capital leases, less current portion	1,920	4,219
Total long-term liabilities	1,920	4,219

Total liabilities	1,190,610	621,631

Stockholders' equity
Preferred stock; $0.001 par value; 20,000,000 shares authorized, 0 issued and outstanding for both years	-	-
Common stock; $0.001 par value; 25,000,000 shares authorized, 11,414,163 and 7,721,163 issued and outstanding, respectively	11,414	7,721
Additional paid-in capital	31,498,359	30,133,157
Accumulated deficit	(31,553,351)	(29,827,753)

Total Stockholders' Equity	(43,578)	313,125

Total liabilities and stockholders' equity	$1,147,032	$934,756

See accompanying notes to the unaudited consolidated financial statements

Viper Powersports Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Cumulative from
	2009	2008	2009	2008	November 18, 2002 (Date of Inception) through Sept. 30, 2009

Revenues (net of returns)	$141,039	$1,629	$373,669	$4,371	$1,085,481
Cost of revenues	140,618	688	280,149	1,376	859,837
Gross profit	421	941	93,520	2,995	225,644

Operating expenses
Research and development costs	114,049	35,382	183,136	134,915	5,102,379
Selling, general and administrative	343,760	59,141	1,577,332	917,920	18,418,859
Loss on impairment of assets	-	-	-	-	7,371,689
Total operating expenses	457,809	94,523	1,760,468	1,052,835	30,892,927

Loss from operations	(457,388)	(93,582)	(1,666,948)	(1,049,840)	(30,667,283)

Other income (expense)
Interest expense	(28,705)	(19,049)	(61,085)	(120,970)	(1,212,125)
Loss on sale of asset	-	-	-	-	(18,994)
Other income	-	-	2,435	29,792	345,051
Total other income (expense)	(28,705)	(19,049)	(58,650)	(91,178)	(886,068)

Net loss	$(486,093)	$(112,631)	$(1,725,598)	$(1,141,018)	$(31,553,351)

Loss per common share - basic	$(0.04)	$(0.02)	$(0.18)	$(0.24)

Weigthed average common shares outstanding - basic	11,091,404	5,194,600	9,395,078	4,778,981

See accompanying notes to the unaudited consolidated financial statements.

Viper Powersports Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,		Cumulative from
	2009	2008	November 18, 2002 (Date of Inception) through September 30, 2009
Cash flows from operating activities:
Net loss	$(1,725,598)	$(1,141,018)	$(31,553,351)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	73,831	68,648	574,152
Common stock and warrants issued for compensation and services	683,698	73,133	8,255,056
Impairment loss	-	-	7,371,689
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(262,467)	-	(263,734)
Decrease (increase) in supplies and inventory	77,597	(110,256)	(709,227)
Decrease (increase) in prepaid expenses	(40,320)	(3,456)	(99,931)
Increase (decrease) in accounts payable	187,970	(67,468)	522,289
Increase (decrease) in accrued liabilities	57,374	86,767	144,884
Net cash provided by (used in) operating activities	(947,915)	(1,093,650)	(15,758,173)

Cash flows from investing activities:
Proceeds from sale of fixed asses	-	-	18,994
Funding from Thor Performance for engine development	-	-	150,000
Purchase of intellectual property	-	-	(35,251)
Purchase of fixed assets	(1,865)	(1,472)	(825,790)
Net cash provided by (used in) investing activities	(1,865)	(1,472)	(692,047)

Cash flows from financing activities:
Net proceeds from sale of stock	660,197	961,867	10,298,301
Proceeds from note payable	-	87,084	250,000
Payments on stockholder loans and capital leases	(52,299)	(210,978)	(653,935)
Proceeds from loans from stockholders	375,934	417,000	6,590,274
Net cash provided by (used in) financing activities	983,832	1,254,973	16,484,640

Net change in cash and cash equivalents	34,052	159,851	34,420
Cash, beginning of period	368	2,110	-

Cash, end of period	$34,420	$161,961	$34,420

Supplemental Non-Cash Financing Activities and Cash Flow Information:
Common Stock issued for accounts payable (expenses)	$-	$350,000	$1,323,698
Common stock issued for accrued liabilities (expenses)	$-	$-	$553,521
Preferred stock issued for debt	$-	$-	$1,957,500
Common stock issued for debt	$-	$-	$4,382,020
Common stock issued for inventory	$25,000	$-	$25,000
Common stock issued for software (assets)	$-	$-	$50,000
Common stock issued for engine development technology and engine development obligation of $150,000	$-	$-	$7,341,437
Equipment acquired via capital lease	$-	$-	$304,740
Stock warrants issued with convertible debt	$-	$-	$132,201
Interest paid	$61,085	$120,970	$720,132
Income taxes paid	$-	$-	$-

See accompanying notes to the unaudited consolidated financial statements

Viper Powersports Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A.  Basis of Presentation

The consolidated balance sheet as of September 30, 2009, the consolidated statements of operations for the three and nine month periods ended September 30, 2009 and 2008 and the consolidated statements of cash flows for the nine month periods ended September 30, 2009 and 2008 have been prepared by Viper Powersports Inc. , (the ‘Company”) without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, the consolidated balance sheet as of September 30, 2009 and results of operations and cash flows for the three and nine month periods ended September 30, 2009 and 2008 presented herein have been made.

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

B. Going Concern

The accompanying unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company has current revenues of $373,669 for the nine months ended September 30, 2009 and has a negative working capital position of $128,833 as of September 30, 2009.  Current cash and cash available is not sufficient to fund operations beyond a short period of time. These conditions create uncertainty as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

C.  Recent Financing

During the third quarter of 2009 the company sold to accredited investors 2,975,000 shares of common stock at $.10 per share for a net total of $297,500.

D. Prior Period Restatement

During the review of third quarter’s financial statements, the Company became aware that the second quarter financial statements were materially misstated. The misstatement was the result of certain equity transactions, of stock issued for services, and warrant agreements not being correctly recorded during second quarter. A restatement of financial statements for the period ending June 30, 2009 will be filed subsequent to the filing of the current period ending September 30, 2009. The numbers for third quarter have been adjusted to correctly reflect the misstatement in second quarter.  The impact on common stock was an increase of 1,645,500 (6,582,000 pre-stock split shares) shares issued.  Common stock increased by $6,582 and additional paid in capital increased by $520,753 and retained earning reflected an increased loss of $527,335 to account for the increased expense for services.

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

We commenced commercial marketing and production of Viper motorcycles in 2008, and we currently hold material orders from our Viper dealer base of ten first class motorcycle dealers.  Our initial material commercial shipment of Viper cruisers to our dealers took place in April 2009 in which we shipped three motorcycles to our dealers.  During the 3rd quarter the company shipped another seven motorcycles to the dealer network.

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

Recent Restructuring

 The company, on September 3, 2009, declared a reverse 1-for-4 stock split whereby each currently outstanding four shares of common stock of the company shall be converted into one post-split share of common stock of the company having the same par value of $.001 per share, and that both the record date and the effective date of the reverse stock split shall be September 15, 2009, and further that there shall be no fractional shares issued incident to this reverse stock split, but rather any fractional shares shall be rounded up to the next full common share, all pursuant to Nevada revised statutes 78.207.  Per the effective date of this reverse stock split the authorized common shares of the company shall concurrently be reduced to Twenty-five Million (25,000,000) common shares.

Results of Operations

Revenues

Since our 2002 inception, we have generated total revenues of $1,085,481 most of which occurred in 2004 before we discontinued offering a motorcycle with a non-proprietary engine. We anticipate that our future revenues for the next 12 months will be primarily from sale of Viper cruisers, although we expect to begin obtaining sales of our proprietary engines in the aftermarket by the second quarter of 2010. We anticipate receiving additional revenues from our planned line of custom parts and accessories for the motorcycle aftermarket as well as our Viper branded apparel and other merchandise.

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

Operating Expenses

From our inception in November 2002 through September 30, 2009, we have incurred total operating expenses of $30,892,927 including $5,102,379 of research and development expenses and $18,418,859 of selling, general and administrative expenses.

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

Comparison of Quarter and Nine months ended September 30, 2009 to Quarter and Nine months ended September 30, 2008.

Revenues and Gross Profit

Revenue for the three and nine month periods ending September 30, 2009 was $141,039 and $373,669 respectively as compared to $1,629 and $4,371 respectively in revenue for the three and nine month periods ending September 30, 2008.   This was due to the production and sale of seven motorcycles into the dealer network.  Last year at this time the company had not been able, due to cash flow, to produce any motorcycles

 Research and Development Expenses

Research and development increased by $78,667 to $114,049 for the three month period ending September 30, 2009 from $35,382 for the three month period ending September 30, 2008. This increase was due to development expense on the improvement to our engines by Ilmor engineering.  For the nine month period ending September 30, 2009,.research and development expense was $183,136 compared to $134,915 for the nine month period ending September 30, 2008.  The development expense began in the second quarter of 2009.

Selling, general and administrative expenses

Selling, general and administrative expenses increased to $343,760 for the three month period ending September 30, 2009 from $59,141 for the three month period ending September 30, 2008. The increase was due to increased expenses for a variety of expenses as we moved into sales, marketing and production of the motorcycles. For the nine month period ending September 30, 2009 general and administrative expense was $1,577,332 as compared to $917,920 for the nine month period ending September 30, 2008.

Loss from operations

Operational loss for the three month period ending September 30, 2009 was $457,388 compared to $93,582 for the three month period ending September 30, 2008. This increased loss in the 3rd quarter of 2009 was due to increased expenses for manpower, sales and marketing our motorcycles into the dealer network as well as engineering cost on the engine platform.  The operational loss for the nine month period ending September 30, 2009 was $,1,666,948 compared to $1,049,840 for the nine month period ending September 30, 2008.

Interest expense

Interest expense for the three month period ending September 30, 2009 was $28,705 compared to $19,049 for the three month period ending September 30, 2008. This increase during the 3rd quarter of 2009 was due to increased cost on our inventory line of credit.  Interest for the nine month period ending September 30, 2009 was $61,085 as compared to $120,970 for the nine month period ending September 30, 2008.

No income tax benefit was recorded regarding our net loss for the 3rd quarters of 2009 and 2008; since we could not determine that it was more likely than not that any tax benefit would be realized in the future.

Since we are just beginning commercial operations, our operations are subject to all of the risks inherent in the development of a new business enterprise, including the ultimate risk that we may never commence full-scale operations or that we may never become profitable. We do not expect to make material shipments of our motorcycles to dealers until spring of 2010. Our historic spending levels are not indicative of future spending levels since we are entering a period requiring increased spending for commercial operations including significant inventory purchases, increased marketing and dealer network costs, and additional general operating expenses. Accordingly, our losses could increase until we succeed in generating substantial product sales, which may never happen.

We currently employ 8 persons including our management, development, marketing and administrative personnel.  We expect to hire 2-3 assembly and administrative personnel during 2010 to support our anticipated commercial production and sales of Viper cruisers. Other than these additional anticipated personnel, we do not anticipate needing any additional personnel during the next twelve months. None of our employees belongs to a labor union, and we consider our relationship with our employees to be good.

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

As of September 30, 2009, we had cash resources of $34,420, total liabilities of $1,190,611, and a negative working capital position of $128,833.

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

Cash Flow Information

Net cash consumed by operating activities was $947,915 during the nine months ended September 30, 2009 compared to consuming cash in the amount of $1,093,650 for the Nine months ended September 30, 2008.  Net cash used in investing activities during the nine months ended September 30, 2009 was $1,865 compared to net cash used during the nine months ended September 30, 2008 of $1,472.  Cash generated from financing activities for the nine months ended September 30, 2009 was $983,832 compared to $1,254,973 for the nine months ended September 30, 2008.

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

Recent Accounting Pronouncements

In June 2009 the FASB established the Accounting Standards Codification ("Codification" or "ASC") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States ("GAAP"). Rules and interpretive releases of the Securities and Exchange Commission ("SEC") issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements. The ASC does change the way the guidance is organized and presented.

Statement of Financial Accounting Standards ("SFAS") SFAS No. 165 (ASC Topic 855), "Subsequent Events", SFAS No. 166 (ASC Topic 810), "Accounting for Transfers of Financial Assets-an Amendment of FASB Statement No. 140", SFAS No. 167 (ASC Topic 810), "Amendments to FASB Interpretation No. 46(R)", and SFAS No. 168 (ASC Topic 105), "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162" were recently issued. SFAS No. 165, 166, 167, and 168 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Accounting Standards Update ("ASU") ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures - Overall, ASU No. 2009-13 (ASC Topic 605), MultipleDeliverable Revenue Arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU's No. 2009-2 through ASU No. 2009-15 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

From our inception in late 2002 through September 30, 2009, we have experienced cumulative losses of approximately $31 Million, and we will continue to incur losses until we produce and sell our motorcycle products in sufficient volume to attain profitability, which there is no assurance will ever happen. Our operations are particularly subject to the many risks inherent in the early stages of a business enterprise and the uncertainties arising from the lack of a commercial operating history. There can be no assurance that our business plan will prove successful.

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
Jerome L. Posey
Principal Financial Officer

November 20, 2009
Hopkins, Minnesota

VIPER POWERSPORTS INC.
INDEX TO EXHIBITS

Form 10-Q for Quarter Ended September 30, 2009	Commission File No. 000-51632

Exhibit
Number	Description
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002