Form 10-K
period 2009-12-31
VIPER POWERSPORTS INC
filed 2010-04-15
CIK 1337213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

x ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of the Securities Exchange
Act of 1934 for the Year Ended December 31, 2009.

o TRANSITION PURSUANT TO SECTION 13 or 15(d) of the Securities Exchange
Act of 1934 for the transition period from ______ to ______.

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

State issuer’s revenue for its most recent fiscal year: 342,282

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of a specified date within the past 60 days. $10,582,833 as of March 31, 2010.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 13,588,962 Common Shares as of March 31, 2010

Transitional Small Business Disclosure Format (check one): YES ☐ NO ☒

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

After undergoing an extensive engine emissions testing program for an entire year conducted by a leading independent test laboratory in 2009, our proprietary V-Twin engines satisfactorily passed  and complied with all noise and pollution emissions requirements of both the federal Environmental  Protection Agency (EPA) and the more stringent emissions requirements of the California  Air Resources Board (CARB).  Satisfying these standards constitutes a touchstone achievement for the Company that we believe places us in a commanding competitive position in the upscale custom motorcycle market.

We commenced commercial marketing, very limited production and commercial shipment of Viper motorcycles in 2009, and we currently hold material orders from our Viper dealer base of fifteen first class motorcycle dealers. Our current firm orders from Viper dealers exceed our remaining available production capacity for 2010.

Strategic Engine Development Joint Venture

In January 2010, the Company’s subsidiary, Viper Motorcycle Company, entered into a three-year Motorcycle Engine Manufacture and Supply Agreement with Ilmor Engineering Inc. (the “Ilmor/Viper Contract”).  Ilmor Engineering Inc. (“Ilmor”) has been engaged for over 20 years in the design, development and manufacture of high-performance engines, and Ilmor’s extensive precision engineering and manufacturing facilities are located in suburban Detroit, Michigan.  The Company is very pleased to have completed this strategic and valuable Ilmor/Viper Contract, since Ilmor is widely recognized as one of the most successful race-engine design and manufacturers.

Under a previous written contract entered into by Ilmor and Viper in May 2009, Ilmor began assembling all V-Twin engines used by Viper, and since then Ilmor has conducted all of the Company’s engine product assembly. The initial May 2009 contract also contained a product development segment whereby Ilmor evaluated our V-Twin engine to determine whether the parties should engage in a future joint venture to develop and produce an upgraded model of the Viper engine.  Ilmor’s evaluation of our V-Twin engine through the initial contract was favorable, and accordingly resulted in the current Ilmor/Viper Contract, which provides for the exclusive manufacture and supply by Ilmor of a Viper engine designed by Ilmor.

Under the  Ilmor/Viper Contract, Ilmor has assumed all design, development, testing, quality control and manufacturing with respect to an upgraded Ilmor-designed Viper V-Twin engine. Ilmor has completed design and development operations and is now producing prototype models of this engine based on specifications jointly developed by Ilmor and Viper. Under a payment schedule extending through November 2012, the Company will pay Ilmor a total of $745,000 for the design, development and testing of this V-Twin engine.  Ilmor will be paid upon reaching certain milestones and successful first article testing at each phase.  The Company is current on all payments to Ilmor under this contract based on their performance.

The Company has approved and is well satisfied with the most recent prototype of the Ilmor-designed Viper engine, and accordingly has ordered an initial commercial shipment of these engines to be delivered in April-May 2010.  Ilmor agrees to manufacture and supply all V-Twin requirements of Viper and in turn Viper must purchase all its engines exclusively from Ilmor. Ilmor will bear the cost and expense of all tooling, parts and components to manufacture and supply Viper engines until finished engines are invoiced and shipped to the Company. So long as Viper satisfies certain minimum annual engine purchase requirements, Ilmor shall not develop, manufacture or sell a similar V-Twin engine for itself or any third party.

These Ilmor-designed Viper engines will be labeled with an Ilmor brand, for which the Company has been granted a non-exclusive paid-up license to use the Ilmor Mark in connection with sale and distribution of Viper engines.  All intellectual property rights related to any Ilmor Marks, however, continue to be owned exclusively by Ilmor.  Engine pricing to be paid to Ilmor by Viper will be determined annually based on the actual Bill of Materials for components, labor and assembly costs incurred by Ilmor, plus a reasonable mark-up percentage.

Restructuring

The Company, on September 3, 2009, declared a reverse 1-for-4 stock split whereby each currently outstanding four shares of common stock of the Company were converted into one post-split share of common stock of the Company having the same par value of $.001 per share, and the effective date of the reverse stock split was September 15, 2009.  Pursuant to this reverse stock split the authorized common shares of the Company were concurrently reduced to Twenty-five Million (25,000,000) common shares.  All share information has been adjusted to reflect this reverse split.

Corporate Move to Present Facility

In October 2008, we moved all operational and administrative functions from our former Big Lake MN facility to our current facility in suburban Minneapolis.   Because of its location in the main metropolitan area of Minnesota, our new facility is significantly more suitable for our future commercial operations and our ongoing contacts with the investment and financial community than our former Big Lake development facility in rural Minnesota.

Corporate Contact Data

The address of the Company in suburban Minneapolis is 10895 Excelsior Boulevard – Suite 203, Hopkins, MN 55343; its telephone number is (952) 938-2481; and its website address is www.viperpowersports.com.

BUSINESS OF COMPANY

We develop and produce proprietary premium motorcycle products targeted to consumers who can afford to purchase upscale luxury products.  Our current revenues are being generated from the sale of our Diamondback model cruisers.  Additional anticipated sources of future revenues include our Mamba model almost completed, a touring “bagger” model being designed, aftermarket sales of our proprietary V-Twin engines, and sales of ancillary Viper motorcycle products including aftermarket custom parts and accessories and Viper branded apparel and other merchandise.

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

Our Market

Motorcycles are generally characterized in their industry by weight, primarily based on engine displacement size.  Viper cruisers fall within the heavyweight motorcycle category which typically includes models with engine displacement of at least 651cc (cubic centimeters).  There are generally four types of heavyweight motorcycles:

●	Standard, which emphasize simplicity and low cost (e.g., Harley Davidson Sportster);
●	Performance, which emphasize handling and speed (e.g., Ducati models);
●	Touring, which emphasize rider comfort and distance travel (e.g., Honda Gold Wing); and
●	Cruiser, designed to facilitate customization by owners (e.g., most Harley Davidson models)

Our Viper motorcycles are offered in the premium segment of the heavyweight cruiser market which is dominated by Harley Davidson.  We believe that potential customers in this upscale market typically seek motorcycle models having a product and lifestyle appeal associated with the classic American V-Twin cruiser tradition.  Our targeted customer base has expanded significantly for many years due to the growing popularity of motorcycling as well as the maturing of the population bulge from the post- World War II baby boom years.  Many males of the baby boom generation now are in their peak income earning years, making them good prospects for luxury goods.  Harley Davidson has reported that the typical consumer of its heavyweight motorcycles is a married man in his mid-forties having an income in excess of $80,000.  We believe that premium heavy-weight motorcycles have become popular and well-accepted luxury recreational products.

Our Motorcycles

Viper Diamondback

The Viper Diamondback has been designed and developed with many styling and performance features and components distinguishing it from cruisers of our competitors. Our development efforts have focused substantially on providing enough signature styling and component features for the Diamondback to compare favorably to other premium cruisers.

Premium components and distinctive features of the Diamondback include:

●	a powerful, billet-cut proprietary 152” V-Twin engine;

●	our unique right-side drive train providing maximum rider balance;

●	premium HID headlights and LED display functions;

●	a 6-speed transmission;

●	adjustable “on-the-fly” rear end air suspension system and front-end adjustable Marzocchi forks;

●	a proprietary handlebar vibration dampening system; and

●	wide high-quality Metzeler tires and premium billet wheels.

The outward appearance of the Diamondback includes distinctive styling features such as:

●	substantial use of billet-cut components including the V-Twin engine, primary drive, controls and wheels;

●	a low, streamlined look;

●	oil storage in the frame, enabling a sleeker and more naked appearance due to absence of an under-seat oil tank;

●	a unique swingarm design; and

●	rear light and LED turn signals built into the fender.

Basic specifications of the Diamondback cruiser are as follows:

●	Wheelbase length and rake:	71 inches, 34 degrees, 5 degree trees
●	Weight:	610 pounds
●	Seat height::	24 inches, adjustable
●	Engine type:	45° V-Twin, air cooled
●	Engine displacement:	152 cubic inches
●	Fuel distribution:	Mikuni carburetion
●	Frame:	1 ½” tubular steel
●	Transmission/drive train:	6-speed, Viper right-side drive
●	Final drive:	Belt
●	Rear-end suspension:	Adjustable air-ride system
●	Front-end suspension:	Marzocchi inverted adjusted forks
●	Tires:	Metzeler – 120/70-21 front and 260/40-18 rear
●	Brakes:	4-piston caliper both front and rear
●	Power rating ranges:	144 ft lbs torque at 3,000 rpm

Viper Mamba

We have almost completed development of the Viper “Mamba,” a sleek and low-slung pro-street model with unique and aggressive styling features. We believe the Mamba will appeal to motorcyclists desiring an aggressive 21st century look.  We anticipate commencing commercial production and marketing of our Mamba model during late 2010.

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

Sales and Marketing

We sell our motorcycles directly to our authorized Viper dealers. Our dealer network includes well-established, independent full-service dealers offering more than one motorcycle brand. We currently have 15 Viper dealers located nationwide, all of which are experienced in selling and servicing premium heavyweight V-Twin motorcycles. We will continue to recruit additional qualified Viper dealers to attain our goal of having a nationwide distribution network. Our near-term marketing focus will emphasize dealer recruitment in regions of the country where we lack dealer representation.

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

We will conduct substantial ongoing marketing activities to support our dealer network and promote Viper products and brands to our customer base and to the general public. Our marketing and promotional efforts will include advertising in selected trade publications and motorcycle magazines, production and publication of sales brochures, technical product documentation, and providing service and operational manuals for dealers and their customers. We also will participate in direct mail promotions to prospective customers, attend leading motorcycle trade shows and conventions including the Viper Motorcycle sponsored Rick Fairless Bike show, and appear at popular motorcycle rallies such as Daytona, Sturgis and other leading rallies. We also intend to institute material public relations efforts directed toward obtaining publication of articles on our company and its products in industry magazines and in newspapers and other publications available to the general public.

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

Design and Development

We are committed to a substantial ongoing design and development program to:

●	introduce improved and enhanced Viper motorcycle models on an annual basis;

●	develop and produce or outsource production of ancillary Viper components and accessories for sale in the large custom cruiser aftermarket.

We believe our established design and development systems, our professional and motivated in-house and outsourced personnel, and other development equipment and capabilities will enable us to timely design and develop new Viper products as needed to satisfy the changing needs and tastes of the custom cruiser market. Our design and development operations are conducted both through our in-house development department located in our Hopkins, MN facility along with selected professional independent designers and developers.

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

Competition

The heavyweight motorcycle market is highly competitive, and most of our competitors have substantially greater financial, personnel, development, marketing and other resources than us, which puts us at a competitive disadvantage. Our major competitors have substantially larger sales volumes than we expect to ever realize and in most cases have greater business diversification. In our premium heavyweight motorcycle market, our main competitor is Harley-Davidson Inc. which dominates the market for V-Twin cruiser motorcycles.  Other significant competitors include Polaris with its Victory motorcycle line.  We also face particularly direct competition from a number of V-Twin custom cruiser manufacturers concentrating on the same upscale market niche where we are situated, including Big Dog and other numerous small companies and individuals throughout the country which build “one-off” custom cruisers from non-branded parts and components available from third parties.  We also expect additional competitors to emerge from time to time in the future.   We believe that the principal competitive factors in our industry are styling, performance, quality, product pricing, durability, consumer preferences, marketing and distribution, brand awareness and the availability of support services. We cannot assure anyone that we will be able to compete successfully against current or future competitors or that the competitive pressures faced by us will not materially harm our operations, business and financial condition.

Intellectual Property

We hold a registered trademark for our Viper logo and for the use of the term Viper in connection with motorcycles and motorcycle products.

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

We have submitted our Viper cruisers and their V-Twin engines to the various applicable governmental agencies and have satisfied their certification requirements and standards.  For this purpose, we retained a leading certified motorcycle testing lab.  We expect to incur ongoing costs to continue complying with motorcycle safety and emissions requirements. As new laws and regulations are adopted, we will assess their effects on current and future Viper motorcycle products.  Effective December 2008 the Company received the Certificate of Conformity with the Clean Air Act of 1990 from the U.S. Environmental Protection Agency.

Employees

We currently employ 6 persons including our management, development, marketing and administrative personnel.  We expect to hire 3 to 6 assembly and administrative personnel during 2010 to support our anticipated commercial production and sales of Viper cruisers. Other than these additional anticipated personnel, we do not anticipate needing any additional personnel during the next twelve months. None of our employees belongs to a labor union, and we consider our relationship with our employees to be good.

Item 2.   Description of Property

The Company currently does not own any real estate. All development, production, marketing and administrative operations of the Company are conducted from its Hopkins, MN leased facilities.

Hopkins Facility

In October 2008, we relocated all of our operations and administration functions from Big Lake, MN to Hopkins, MN, a suburb of Minneapolis.  We lease our current Hopkins facility under a written 3 year lease at a monthly rental of $7,600 not including utilities.  The facility occupies 9,000 square feet in a modern one-story light industrial building.  We believe our Hopkins facility is adequate to support all our administrative, development, production assembly and warehousing needs for the foreseeable future.

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

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders of the registrant during the fourth quarter of the past fiscal year ended December 31, 2009.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

The Company’s common stock is traded in the over-the-counter (OTC) market and is quoted on the OTC Bulletin Board under the symbol “VPWI” The range of high and low bid prices of the Company’s common stock, as reported by the Bulletin Board quotation systems, are as follows. These quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions, and are adjusted to reflect the 1 for 4 reverse stock split of September 2009.

Period	High Price(Bid)	Low Price(Bid)
April – June, 2008	$4.00	$1.12
July – September, 2008	$1.60	$.80
October – December, 2008	$1.52	$.60
January – March , 2009	$1.52	$.52
April – June, 2009	$2.00	$.60
July – September 2009	$1.90	$.62
October – December 2009	$2.02	$1.00
January – March, 2010	$1.40	$1.07

The closing sales price of our common stock on April 5, 2010 was $1.13 per share.

Reverse Stock Split

In September 2009, the Company affected a 1-for-4 reverse stock split whereby one post split common share was issued for each four shares of common stock outstanding prior to the reverse split.  All common share references in this annual report have been adjusted to reflect this reverse stock split.

Shareholders

As of March 31, 2010, there were 429 shareholders of record holding common stock of the Company.

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

There were no issuer repurchases by the registrant during the fiscal year ended December 31, 2009.

Equity Securities Sold by the Registrant

Following are all equity security transactions during the fiscal quarter ended December 31, 2009 involving sales not registered under the Securities Act of 1933:

During the fourth quarter of 2009, the company sold a total 1,075,000 unregistered shares of common stock of the company in private placements to various accredited investors at $.40 per share, for total consideration of $430,000.

Based on the manner of issuance of all the foregoing equity security transactions, they were private placements and not in the nature of a public offering, and the Company believe they were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. All of the persons receiving securities of the Company in the foregoing transactions received legended certificates for such securities which clearly stated the securities could not be resold, transferred or otherwise disposed of unless registered under applicable securities laws or exempt from registration under a satisfactory securities exemption.

Item 6.   Management’s Discussion and Analysis and Plan of Operation.

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. Forward-looking statements sometimes include the words “may,” “will,” “estimate,” “intend,” “continue,” “expect,” “anticipate” or other similar words. Statements expressing expectations regarding our future and projections we make relating to products, sales, revenues and earnings are typical of such statements.

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

Results of Operations for the Fiscal Year Ended December 31, 2009 Compared to the Fiscal Year Ended December 31, 2008.

Revenues.    We reported revenue of $342,282 in 2009 compared to negative revenue of $(60,283) in 2008 represented by the sale of motorcycles and motorcycle parts.  The returns in 2008 were due related to sales of product discontinued in 2004.

Gross Profit.   Gross profit in 2009 was a negative $(89,587) representing the sale of motorcycles and increases cost associated with production.  The gross profit for 2008 was a negative $(61,702) representing the return of the product discontinued in 2004.

        Research and Development.   Research and development costs were $353,449 in 2009 compared to $165,496 in 2008.  The increases R&D costs in 2009 were due primarily to re-engineering expenses related to our contract with Ilmor Engineering to improve our V-Twin engine.

        Selling, General and Administrative Expenses.   Selling, general and administrative costs increased $222,676 to $1,904,686 in 2009 from $1,682,010 in 2008, due primarily to bringing on additional personnel and higher administrative expenses.

        Loss from Impairment of Assets.   The company did not experience any impairment losses during 2008 or 2009.

        Loss from Operations.   Operational losses were $2,347,722 in 2009 compared to $1,909,208, for 2008. This increase in 2009 of $438,514 was due primarily to increased R&D expenditures related to our engine development joint venture with Ilmor Engineering.

        Interest Expense.   Interest expense decreased by $38,112 to $99,091in 2009 compared to $137,203 in 2008. The decrease was due to decreased reliance on loans in order to provide funding for inventory and operations as we secured additional equity financing.

Plan of Operation

        Our long-term business strategy or goal is to become a leading developer and supplier of premium V-Twin heavyweight motorcycles, V-Twin engines, and ancillary motorcycle aftermarket products. In implementing this strategy, we intend to execute the following matters for the next twelve months:

        Continue commercializing the Diamondback & Mamba – Our primary focus during 2010 will be to complete implementing and improving production operations for our motorcycle products to be manufactured by us effectively on a commercial scale. We have completed a production assembly line including shelving, railings and individual station equipment necessary for efficient factory production operations. We also have obtained all vendors, suppliers or subcontract third parties needed for obtaining components, parts and raw materials for our motorcycles and having them painted after assembly, and we will continue to identify and obtain alternate sources for material components.

        Continue Design and Development – We will complete development and testing of our Mamba model to offer the Mamba commercially as soon as possible in 2010.

        Expansion of Distribution Network – We will continue to identify and recruit qualified independent motorcycle dealers to become Viper dealers until we achieve our goal of having a nationwide network of Viper dealers. We will only select full-service dealers which we determine possess a successful V-Twin motorcycle sales history, a solid financial condition, a good reputation in the industry, and a definite desire to sell and promote Viper products. We also intend to commence initial efforts to enter overseas foreign markets including identifying effective overseas motorcycle distributors and attracting them to our products and Viper brand.

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

        Market and Sell Ancillary Viper Products – In 2010, we intend to commence marketing and sales of a variety of ancillary products under our Viper brand, particularly in the large custom cruiser aftermarket. We expect our primary aftermarket sales will be our line of powerful Viper V-Twin engines, and by 2011 we anticipate obtaining substantial revenues from Viper engine sales in this active aftermarket.  We also will outsource production of ancillary Viper items from third-party suppliers including various motorcycle parts and accessories, apparel, and other Viper branded merchandise. For example, we have obtained a source to provide us with a line of Viper branded apparel. Our ancillary Viper products will be sold through multiple marketing channels including Viper dealers, independent aftermarket catalogs and our website.

Liquidity and Capital Resources

        Since our inception, we have financed our development, capital expenditures and working capital needs primarily through the sale and issuance of our capital stock or through loans from our principal shareholders. Financing through issuance of our common or preferred stock has included private placements for cash, common stock issued to satisfy accounts payable, and common and preferred stock issued to convert outstanding loans and other liabilities into capital stock of our company. We have raised a total of approximately $10.8 Million through the sale of our common stock in private placements, and at least $6.6 Million in loans from our management or principal shareholders.

        We have also relied on satisfying substantial employee compensation, consulting fees, product development, marketing, administrative expenses and shareholder notes directly through issuance of our common stock. From inception through the end of 2009, we paid a total of approximately $8.0 Million for such expenses with our capital stock.

Future Liquidity

        Based on our current cash position, private placement subscriptions and anticipated revenues from product sales, we believe we will be able to fund our ongoing operations until at least the summer of 2010. To provide working capital and funding for increased motorcycle engine and component inventories to support anticipated growth thereafter, however, we will need to obtain substantial additional financing through loans and/or sales of our equity securities. Although we believe such additional financing will be available to us as needed, there is no assurance we will raise any such additional funds on terms acceptable to us, or at all, or that any future financing transactions will not be dilutive to our stockholders.

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

        Revenue Recognition – Our sales since inception have all been to dealers. We recognize revenue for sales to dealers when the following has occurred:

●	motorcycle products are delivered, which is upon shipment;

●	title to products passes to the dealer, also upon shipment;

●	collection is reasonably assured; and

●	the sales price is fixed or determinable.

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

        Inventories of motorcycle engines and components represent a large percentage of our tangible assets, and we expect this percentage to increase substantially in the future.  We employ an inventory control manager dedicated to and responsible for safeguarding, monitoring and recording our inventory assets.

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

        For the purpose of determining issuances of our common stock for goods and services we have based the value of our common stock primarily on the offering price used in our most recent private placement to the grant date of such securities. Offering prices with respect to our private placements have been based on various factors including arms’ length negotiations with unaffiliated representatives of private investors or independent placement agents and our valuation beliefs based on the development of our company and motorcycle products at the respective times of the private placements.

        Impairment – Soon after the end of each fiscal year and each interim quarter, we conduct a thorough impairment evaluation of our engine development technology and any other material intangible assets. If the results of any such impairment analysis indicate our recorded values for any such assets have declined a material amount, we will adjust our recorded valuations on a discounted cash flow basis to reflect any such decline in value in all our financial statements.

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

        From our inception in late 2002 through December 31, 2009, we have experienced cumulative losses of approximately $32 Million, and we will continue to incur losses until we produce and sell our motorcycle products in sufficient volume to attain profitability, which there is no assurance will ever happen. Our operations are particularly subject to the many risks inherent in the early stages of a business enterprise and the uncertainties arising from the lack of a commercial operating history. There can be no assurance that our business plan will prove successful.

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

        We currently provide limited floor plan financing to our dealers for their purchase of Viper products which is self-financed by the company. If we are unable to increase the amount of floor plan financing available to our dealers, they would have to pay cash or obtain other financing to purchase Viper products, which most likely would result in substantially lower sales of our products, and lack of sufficient cash flow to support our business.

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

        The future growth and success of our business will depend materially on our ability to protect our trademarks, trade names and any future patent rights, and to preserve our trade secrets. We hold trademark rights for our logo design and our brand, Viper Motorcycle Company.

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

        In our premium heavyweight motorcycle market, our main competitor is Harley-Davidson Inc. which dominates the market for V-Twin cruiser motorcycles. Other significant competitors include Polaris with its Victory motorcycle line. We also face particularly direct competition from a number of V-Twin custom cruiser manufacturers concentrating on the same upscale market niche where we are situated, including Big Dog and other numerous small companies and individuals throughout the country which build "one-off" custom cruisers from non-branded parts and components available from third parties. We also expect additional competitors to emerge from time to time in the future. There is no assurance that we will be able to compete successfully against current and future competitors.

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

        Our executive officers and directors and principal shareholders affiliated with them own a majority of our outstanding capital stock. As a result, these persons acting as a group have the ability to control transactions requiring stockholder approval, including the election or removal of directors, significant mergers or other business combinations, changes in control of our company, and any significant acquisitions or dispositions of assets.

Additional shares of our authorized capital stock which are issued in the future will decrease the percentage equity ownership of existing shareholders, could also be dilutive to existing shareholders, and could also have the effect of delaying or preventing a change of control of our company.

        Under our Articles of Incorporation we are authorized to issue up to 25, 000,000 shares of common stock and 20,000,000 shares of preferred stock.   Our board of directors has the sole authority to issue remaining authorized capital stock without further shareholder approval. To the extent that additional authorized preferred or common shares are issued in the future, they will decrease existing shareholders’ percentage equity ownership and, depending upon the prices at which they are issued, could be dilutive to existing shareholders.

        Issuance of additional authorized shares of our capital stock also could have the effect of delaying or preventing a change of control of our company without requiring any action by our shareholders, particularly if such shares are used to dilute the stock ownership or voting rights of a person seeking control of our company.

Item 8.   Financial Statements.

        Financial statements are included following the Signature page and commencing on page F-1.

Item 9.   Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

        None.

Item 9A(T).   Controls and Procedures.

        As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures in accordance with Rule 13a-15 under the Securities Exchange Act of 1934. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by Viper Powersports Inc. in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. There was no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

     Our management is responsible for establishing and maintaining financial control over financial reporting as defined under the Exchange Act.  Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Because of inherent limitations, a system of internal control over financial reporting may not detect or prevent misstatements, no matter how well conceived and operated.  Moreover, any projections of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  Based on this assessment, our management believes that the Company has maintained effective control over financial reporting as of December 31, 2009. This annual report on Form 10-K does not include an attestation report from our registered public accounting firm regarding internal control over financial reporting, since our report was not subject to attestation by our public accounting firm pursuant to temporary rules of the SEC which permit us to provide only our management’s report.

PART III

Item 10.   Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

        The directors of the Company serve until their successors are elected and shall qualify. Executive officers are elected by the Board of Directors and serve at the discretion of the directors. There are no family relationships among our directors and executive officers.

Name	Age	Position
John R. Silseth II	46	Chief Executive Officer and Co-founder
Robert O. Knutson	73	Director and Secretary
Jerome Posey	61	Chief Financial Officer and Treasurer
Terry L. Nesbitt	60	Director and President of Viper Motorcycle Company
Robert Van Den Berg	75	Director
Duane Peterson	60	Director
James G. Kelly	55	Director

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

TERRY L. NESBITT has been a director of the Company since February 2005, and he recently became President of Viper Motorcycle Company, our subsidiary.  Until January 2007, Mr. Nesbitt was our Executive Vice President of Sales and Marketing of the Company, since our inception in 2002. During 2001 and most of 2002, Mr. Nesbitt was an independent consultant in the motorcycle industry. Prior to 2001, he served in several key sales management positions over a fifteen-year period with Polaris Industries Inc., including national sales manager for Polaris’ line of Victory V-Twin cruiser motorcycles.

ROBERT VAN DEN BERG has been a director of the Company since January 2007. Since 1969 he was the principal owner and Chief Executive Officer of Comstrand Inc. until its sale in 2006 when it had attained annual sales of $50 million. Mr. Van Den Berg also has owned and sold several other successful companies over the past years, and he currently is engaged in certain real estate development activities.

DUANE PETERSON has been a director of the Company since January 2007.  He is a founder of Peterson, Beyenhof & Zahler, Ltd. and has been a principal CPA with this accounting firm since 1978. Mr. Peterson has extensive experience in business and financial consulting, complex tax accounting, and tax and financial planning for many corporate and individual clients.
JAMES G. KELLY is a District manager for Terminal Supply Co. of Troy, Michigan, and he has served in various key marketing positions with Terminal Supply since 1990.  Mr. Kelly has been instrumental in generating over $1.5 million in annual product sales for Terminal Supply from a broad base of approximately 750 customers developed by him, including the Minnesota Dept. of Transportation (DOT), the City of St. Paul, and the counties of Ramsey and Anoka.  In his current position, Mr. Kelly has received a “District Manager of the Year” award as well as numerous sales performance awards for consistently exceeding sales goals of Terminal Supply.  Mr. Kelly’s long and profession experience as a marketing professional will be a valuable contribution to the Board of Directors of the company.

JAMES G. KELLY is a District Sales Manager for Terminal Supply Co. of Troy, Michigan, and he has served in various key marketing positions with Terminal Supply since 1990. Mr. Kelly has been instrumental in generating over $l.5 Million in annual product sales for Terminal Supply from a broad base of approximately 750 customers developed by him, including the Minnesota Dept. of Transportation (DOT), the City of St. Paul, and the counties of Directors of the Company. The Company is very pleased to have retained Mr. Kelly to serve on its Board of Directors.

Audit Committee

        We do not have a separately designated audit committee, but rather our entire Board of Directors serves as our audit committee.

Section 16(a) Beneficial Ownership Reporting Compliance

        Based upon a review of copies of reports furnished to us during our fiscal year ended December 31, 2009, which are required to be filed under Section 16(a) of the Securities Exchange Act of 1934, we know of no director, officer, or beneficial owner of more than 10% of our common stock who failed to file on a timely basis any report required by Section 16(a).

Code of Ethics

        We have adopted a Code of Ethics that applies to our principal executive officer, our principal financial and accounting officer, or persons performing similar functions. We will provide any person without charge who requests, a copy of our Code of Ethics. Any copy requests may be directed to Viper Powersports Inc., 10895 Excelsior Blvd., Suite 203, Hopkins, MN 55343 in care of John Silseth.

Item 11.   Executive Compensation

        The following table sets forth the executive compensation of the executive officers of the Company during the two fiscal years ended December 31, 2008 and 2009.

SUMMARY COMPENSATION TABLE

Name and Position	Year	Salary ($)	Stock Awards (#)
John Silseth Chief Executive Officer	2009	$93,500	1
	2008	$103,935
Terry Nesbitt, President - Viper Motorcycle Co.	2009	$57,000
	2008	$4,000	75,000
			—

Options/SAR Grants

        The Company did not issue any stock options or SAR grants in fiscal 2009. None of the stock options issued by the Company since its inception have been exercised. The following tables contain certain information relating to unexercised options.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values
			Number of Securities Underlying Unexercised Options/SARs at FY-End (#)	Value of Unexercised In-the-Money Options/SARs at FY-End ($)
Name	Shares Acquired	Value Realized ($)	Exercisable/Unexercisable	Exercisable/Unexercisable
Terry Nesbitt	-0-	-0-	31,250/0	$ 0/0

Compensation of Directors

       No compensation was paid by the company to its directors for their services as a director during 2009.

Employment Contracts and Change-in-Control Arrangements

        The Company currently has no written employment contracts with its management or other employees. The Company also does not have any change-in-control arrangements with any person. The Company also does not have any plans, arrangements or understandings to pay any accrued earnings in the future.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stock Matters.

The following table sets forth as of December 31, 2009 certain information regarding beneficial ownership of the common stock of the Company by (a) each person or group known by the Company to be the beneficial owner of more than 5% of the outstanding common stock of the Company, (b) each director and executive officer of the Company, and (c) all directors and executive officers of the Company as a group. Each shareholder named in the below table has sole voting and investment power with respect to shares of common stock shown in the table. Shares underlying any options or warrants included in the table are all currently exercisable. Unless otherwise indicated, the address of each listed shareholder is 10895 Excelsior Blvd., Suite 203, Hopkins, MN 55343.

Shareholder	Shares Owned Beneficially	Percent of Class
Title of Class – Common Stock
Terry L. Nesbitt [1]	182,500	1.5%
Robert O. Knutson	122,356	1.0%
John R. Silseth II	1,175,757	9.9%
Robert Van Den Berg	133,843	1.1%
Duane Peterson	12,500	.1%
David Palmlund III [2]	1,214,432	10.2%
5323 Swiss Avenue
Dallas, TX 75214
James G. Kelly	258,375	2.2%
Jerome L. Posey	6,250	-
All directors and officers	1,891,581	16.0%
as a group (5 persons)

1  Includes 31,250 share of underlying options
2  Includes an aggregate of 83,750 shares underlying warrants and an option

Item 13.   Certain Relationships and Related Transactions.

Following are certain material transactions during the past two years between the Company and any of its directors, executive officers, and principal shareholders:

In connection with certain private placements of our common stock, Robert Van Den Berg, a director of the company, participated on the same terms as unrelated parties, including purchasing: 2,500 shares at $1.00 per share in 2008 and 6,250 shares at $.40 per share in 2009 and David Palmlund purchased 6,250 shares at $1.00 per share in 2008.
       David Palmlund III, a principal shareholder, guarantees a bank inventory line of credit which is to be used for dealer floor plan financing, for which he is paid $7,000 monthly.

In 2009, we satisfied substantial outstanding liabilities through the issuance of restricted common stock based on $.40 per share, which included issuance of 50,000 shares to Robert O. Knutson, 37,500 shares to Terry L. Nesbitt, 25,000 shares to Robert Van Den Berg, 12,500 shares to Duane Peterson, and 687,500 shares to a wholly-owned corporation of John Silseth.

In 2009, James G. Kelly, a director of the Company, purchased a total of 46,875 shares of restricted common stock of the Company at $.40 per share in private placements in which he participated on the same terms as unrelated parties.

We also have issued warrants to David Palmlund III for providing us with financing services, which warrants have granted him the right to purchase a total of 56,250 of our common shares exercisable at $.625 per share for a five-year term expiring in 2012 .

Robert Van Den Berg, a director of the Company, guarantees a $250,000 credit facility we obtained from a banking institution, which was established in order to purchase inventory parts and components for upcoming commercial production of Viper motorcycles. In consideration for Mr. Van Den Berg providing this guaranty, we issued him 25,000 shares of our common stock. This line continues today but has been paid down to $150,000.

Item 14.   Principal Accountant Fees and Services.

Pre-Approval of Audit Fees

Our Board of Directors is responsible for pre-approving all audit and permitted non-audited services to be performed for us by our independent registered public accounting firm or any other auditing or accounting firm.

Auditor Fees

Child, Van Wagoner & Bradshaw, PLLC acted as our independent accounting firm for the fiscal years ended December 31, 2009 and 2008, including performing our audits for these two fiscal years and reviews of our quarterly financial statements for this two-year period.  The aggregate fees billed by Child, Van Wagner & Bradshaw, PLLC for such services are as follows:

	Fiscal 2009	Fiscal 2008
Audit and review fees	$39,592	$27,245
Tax fees	$0	$0
All other fees	$0	$0

Item 15.   Exhibits.

See the “Exhibit Index” following the financial statements of this Form 10-K for a listing and description of the documents that are incorporated by reference or filed as exhibits to this Annual Report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIPER POWERSPORTS INC. (Registrant)

By:	/s/ John Silseth
John Silseth - CEO
Date:	April 15, 2010

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ John R. Silseth
John R. Silseth – Director
Date:	April 15, 2010

By:	/s/ Terry Nesbitt
Terry Nesbitt – Director
Date:	April 15, 2010

By:	/s/ Robert Van Den Berg
Robert Van Den Berg – Director
Date:	April 15, 2010

By:	/s/ Robert O. Knutson
Robert O. Knutson – Director
Date:	April 15, 2010

Viper Powersports, Inc.
(A Development Stage Company)

Consolidated Financial Statements

For the Years Ended December 31, 2009
and 2008

Viper Powersports, Inc.
(A Development Stage Company)

Douglas W. Child, CPA Marty D. Van Wagoner, CPA J. Russ Bradshaw, CPA William R. Denney, CPA Roger B. Kennard, CPA Russell E. Anderson, CPA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors
Viper Powersports, Inc.
Big Lake, Minnesota 55309

We have audited the accompanying consolidated balance sheets of Viper Powersports, Inc. (a development stage company) and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the period from November 18, 2002 (inception) to December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Viper Powersports, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, and the period from November 18, 2002 (inception) to December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

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

Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah
April 15, 2010

1284 W. Flint Meadow Dr. #D
Kaysville, Utah 84037
Telephone 801.927.1377
Facsimile 801.927.1344

5296 S. Commerce Dr. #300
Salt Lake City, Utah 84107
Telephone 801.281.4700
Facsimile 801.281.4701

Suite B, 4F
North Cape Commercial Bldg.
388 King’s Road
North Point, Hong Kong

Viper Powersports, Inc.
(A Development Stage Company)

Consolidated Balance Sheets

	December 31, 2009	December 31, 2008
ASSETS
Current assets
Cash	$100,162	$368
Accounts receivable	212,675	-
Inventory and supplies	540,969	756,600
Prepaid expenses and other assets	61,570	18,648
Total current assets	915,376	775,616

Fixed assets:
Office and computer equipment	119,835	119,835
Manufacturing and development equipment	273,759	273,759
Vehicles	101,799	101,799
Leasehold improvements	90,446	90,446
Subtotal	585,839	585,839
Accumulated depreciation	(471,152)	(430,709)
Total fixed assets	114,687	155,130

Rental deposit and other assets	4,010	4,010

Total assets	$1,034,073	$934,756

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$358,167	$209,313
Accrued liabilities	125,612	51,781
Shareholder note	439,353	76,601
Other notes payable	150,000	275,357
Current portion of capital leases	4,052	4,360
Total current liabilities	1,077,184	617,412

Long-term liabilities
Capital leases, less current portion	-	4,219
Note payable	29,921	-
Total long-term liabilities	29,921	4,219

Total liabilities	1,107,105	621,631

Stockholders' equity (deficit)
Preferred stock; $0.001 par value; 20,000,000 shares authorized, 0 issued and outstanding for both years	-	-
Common stock; $0.001 par value; 25,000,000 shares authorized, 13,408,962 and 7,721,162 issued and outstanding, respectively	13,409	7,721
Additional paid-in capital	32,185,691	30,133,157
Accumulated deficit during development stage	(32,272,132)	(29,827,753)

Total Stockholders' Equity (Deficit)	(73,032)	313,125

Total liabilities and stockholders' equity (deficit)	$1,034,073	$934,756

See notes to consolidated financial statements.

Viper Powersports, Inc.
(A Development Stage Company)

Consolidated Statements of Operations

	December 31, 2009	December 31, 2008	Cumulative from November 18, 2002 (Date of Inception) through December 31, 2009

Revenues (returns)	$342,282	$(60,283)	$1,054,094
Cost of revenues	431,869	1,419	1,011,557
Gross profit	(89,587)	(61,702)	42,537

Operating expenses
Research and development costs	353,449	165,496	5,272,692
Selling, general and administrative	1,904,686	1,682,010	18,746,213
Loss on impairment of assets	-	-	7,371,689
Total operating expenses	2,258,135	1,847,506	31,390,594

Loss from operations	(2,347,722)	(1,909,208)	(31,348,057)

Other income (expense)
Interest expense	(99,091)	(137,203)	(1,250,131)
Loss on sale of asset	-	-	(18,994)
Other income	2,434	34,917	345,050
Total other income (expense)	(96,657)	(102,286)	(924,075)

Net loss	$(2,444,379)	$(2,011,494)	$(32,272,132)

Loss per common share - basic	$(0.23)	$(0.36)

Weighted average common shares outstanding - basic	10,444,619	5,527,567

See notes to consolidated financial statements.

Viper Powersports, Inc.
(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity (Deficit)
For the Period from November 18, 2002 (Inception) to December 31, 2009

							Total
	Preferred Stock		Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity (Deficit)
Balance at November 18, 2002 (Inception)	-	$-	$-	$-	$-	$-	$-
Common stock for services and accounts payable - $.40/share	-	-	106,250	170,000	-	-	170,000
Common stock for cash at $.40/share	-	-	73,620	117,791	-	-	117,791
Net loss from inception through December 31, 2002	-	-	-	-	-	(344,612)	(344,612)
Balances at December 31, 2002	-	-	179,870	287,791	-	(344,612)	(56,821)
Common stock for services at $.40 to $1.00 /share	-	-	304,813	1,095,500	-	-	1,095,500
Common stock for cash at $.40/share	-	-	213,881	342,209	-	-	342,209
Common stock for services and accounts payable - $2.00/share	-	-	10,625	85,000	-	-	85,000
Common stock for cash at $2.00/share net of issuance costs	-	-	114,350	884,549	-	-	884,549
Value of warrants issued with convertible debt	-	-	-	110,168	-	-	110,168
Net loss for the year ended December 31, 2003	-	-	-	-	-	(2,999,735)	(2,999,735)
Balances at December 31, 2003	-	-	823,539	2,805,217	-	(3,344,347)	(539,130)
Value of warrants issued with convertible debt	-	-	-	22,033	-	-	22,033
Common sotck for cash at $2.50/share	-	-	24,500	245,000	-	-	245,000
Common stock for services and software at $2.50/share	-	-	15,250	152,500	-	-	152,500
Common stock for employment agreement services at $2.50/share	-	-	43,750	437,500	-	-	437,500
Common stock issued with May 2004 notes at $2.50/share	-	-	33,334	333,335	-	-	333,335
Common stock grants to employees at $2.50/share	-	-	47,425	474,250	-	-	474,250
Value of warrants and options issued for services	-	-	-	175,363	-	-	175,363
Net loss for the year ended December 31, 2004	-	-	-	-	-	(5,761,208)	(5,761,208)
Balances at December 31, 2004	-	-	987,798	4,645,198	-	(9,105,555)	(4,460,357)
Common stock for cash at $2.50/share	-	-	76,303	763,030	-	-	763,030
Common stock for payables and debt converted at $2.50/share	-	-	281,339	2,813,379	-	-	2,813,379
Preferred stock for outstanding debt converted at $2.50/share	195,750	1,957,500	-	-	-	-	1,957,500
Value of warrants and option issued for services	-	-	-	497,700	-	-	497,700
Common stock for engine development technology (Note 3)	-	-	749,144	7,491,437	-	-	7,491,437
Recapitalization from March 31, 2005 reverse merger (Note 4)	-	(1,957,304)	153,268	(16,208,496)	18,165,800	-	-
Common stock for cash at $3.90/share , net of offering costs of $513,124	-	-	250,010	250	3,386,774	-	3,387,024
Common stock to Cornell Capital Partners, LP issued for SEDA equity agreement	-	-	33,730	34	749,966	-	750,000
Net loss for the year ended December 31, 2005	-	-	-	-	-	(4,986,019)	(4,986,019)
Balances at December 31, 2005	195,750	196	2,531,592	2,532	22,302,540	(14,091,574)	8,213,694
Preferred stock converted to common stock at $1.25/share	(195,750)	(196)	391,500	392	(196)	-	-
Common stock for cash at $.75/share	-	-	43,333	43	129,957	-	130,000
Conversion of notes payable at $1.25/share	-	-	447,567	448	2,237,388	-	2,237,836
Conversion of notes payable at $.75/share	-	-	171,119	171	513,185	-	513,356
Dividends for preferred converted at $1.25/share	-	-	52,257	52	261,234	-	261,286
Net loss for the year ended December 31, 2006	-	-	-	-	-	(11,323,832)	(11,323,832)
Balances at December 31, 2006	-	-	3,637,368	3,638	25,444,108	(25,415,406)	32,340
Common stock for cash at $.75/share	-	-	532,792	533	1,588,468	-	1,589,001
Common stock for services at $.75/share	-	-	276,501	276	734,724	-	735,000
Net loss for the year ended December 31, 2007	-	-	-	-	-	(2,400,853)	(2,400,853)
Balances at December 31, 2007	-	-	4,446,661	4,447	27,767,300	(27,816,259)	(44,512)
Common stock for services	-	-	531,084	531	482,100	-	482,631
Common stock for cash	-	-	2,080,417	2,080	1,354,920	-	1,357,000
Common stock for conversion of debt	-	-	663,000	663	528,837	-	529,500
Net loss for the year ended December 31, 2008	-	-	-	-	-	(2,011,494)	(2,011,494)
Balances at December 31, 2008	-	-	7,721,162	7,721	30,133,157	(29,827,753)	313,125
Reconciliation adjustment	-	-	236,161	236	52,264	-	52,500
Stock warrants issued for services	-	-	-	-	25,498	-	25,498
Common stock for services	-	-	2,231,449	2,231	881,349	-	883,580
Common stock for inventory	-	-	62,500	63	24,937	-	25,000
Common stock for cash	-	-	2,925,000	2,925	978,719	-	981,644
Common stock for conversion of debt	-	-	225,000	225	89,775	-	90,000
Common stock issued for rounding with 4-to-1 reverse stock split	-	-	7,690	8	(8)	-	-
Net loss for the year ended December 31, 2009	-	-	-	-	-	(2,444,379)	(2,444,379)
Balances at December 31, 2009	-	$-	$13,408,962	$13,409	$32,185,691	$(32,272,132)	$(73,032)

See notes to consolidated financial statements.

Viper Powersports, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows

	December 31, 2009	December 31, 2008	Cumulative from November 18, 2002 (Date of Inception) through December 31, 2009
Cash flows from operating activities:
Net loss	$(2,444,379)	$(2,011,494)	$(32,272,132)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	40,443	106,339	540,764
Common stock and warrants issued for compensation and expenses	961,578	482,631	8,532,936
Impairment loss	-	-	7,371,689
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(212,675)	(1,267)	(213,942)
Decrease (increase) in supplies and prepaids	251,360	(133,732)	(535,464)
Decrease (increase) in rental deposits and other	(53,652)	-	(113,263)
Increase (decrease) in accounts payable	148,854	(116,478)	483,173
Increase (decrease) in accrued liabilities	73,832	(11,047)	161,342
Net cash provided by (used in) operating activities	(1,234,639)	(1,685,048)	(16,044,897)

Cash flows from investing activities:
Loss from sale of fixed asses	-	-	18,994
Funding from Thor Performance for engine development	-	-	150,000
Purchase of intellectual property	-	-	(35,251)
Purchase of fixed assets	-	(17,137)	(823,925)
Net cash provided by (used in) investing activities	-	(17,137)	(690,182)

Cash flows from financing activities:
Net proceeds from sale of stock	981,644	1,357,000	10,619,748
Proceeds from note payable	352,169	-	602,169
Payments on note payable	(189,705)	-	(189,705)
Payments on stockholder loans and capital leases	(36,381)	(122,658)	(638,017)
Proceeds from loans from stockholders	226,706	466,101	6,441,046
Net cash provided by (used in) financing activities	1,334,433	1,700,443	16,835,241
Net change in cash and cash equivalents	99,794	(1,742)	100,162
Cash, beginning of period	368	2,110	-
Cash, end of period	$100,162	$368	$100,162

Supplemental Non-Cash Financing Activities and Cash Flow Information:
Common Stock issued for accounts payable (expenses)	$-	$-	$1,323,698
Common stock issued for accrued liabilities (expenses)	$-	$-	$553,521
Preferred stock issued for debt	$-	$-	$1,957,500
Common stock issued for debt	$90,000	$529,500	$4,472,020
Common stock issued for assets (software and inventory)	$25,000	$-	$75,000
Common stock issued for engine development technology and engine development obligation of $150,000	$-	$-	$7,341,437
Equipment acquired via capital lease	$-	$-	$304,740
Stock warrants issued with convertible debt	$-	$-	$132,201
Interest paid	$75,944	$137,203	$771,352
Income taxes paid	$-	$-	$-

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

The Company is a development stage company engaged in design and development of premium V-Twin cruiser motorcycles. The Company has sold its capital stock and debt securities in various private placements to fund its development, marketing and other operations. The Company also has issued substantial shares of its common stock to compensate officers and other employees, consultants, and vendors, and to satisfy outstanding debt and other obligations. The Company continues to rely upon loans and sales of its equity securities to fund current operations. The Company’s executive and administrative offices, were relocated , in October 2008,  from Big Lake, Minnesota to Hopkins, Minnesota, a suburb of Minneapolis.  We lease our current Hopkins facility under a three year lease at a monthly lease amount of $7,600 not including utilities.  The facility occupies 9,000 square feet in a modern one-story light industrial building.  We believe our Hopkins facility is adequate to support all our administrative, development, production assembly and warehousing needs for the foreseeable future.

Viper Powersports, Inc.
(A Development Stage Company)

Notes to Consolidated Financial Statements

1.	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Going Concern – The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $32,272,132 since inception, and currently has limited sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the production of its motorcycles. Management has plans to seek additional capital through private placements of its common stock. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Principles of Consolidation – The consolidated financial statements include the accounts of Viper Powersports Inc. and its wholly-owned subsidiaries, Viper Motorcycle Company and Viper Performance Inc. All intercompany balances and transactions have been eliminated in consolidation.

Debt Conversions – The Company had $90,000 in debt conversions during 2009.

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

Warranty information is detailed in the following table:

	December 31, 2009	December 31, 2008
Beginning balance	$7,016	$21,631
Addition to Reserve	29,515	0
Warranty payments	0	(14,615)
Ending balance	$36,531	$7,016

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

Income Taxes – The Financial Accounting Standards Board (FASB) has issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109 (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  FIN 48 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements.  As a result of the implementation of FIN 48, the Company performed a review of its material tax positions.  At the adoption date of January 1, 2007, the Company had no unrecognized tax benefit which would affect the effective tax rate.  As of December 31, 2009, the Company had no accrued interest and penalties related to uncertain tax positions.  Net deferred tax assets consist of the following components as of December 31, 2009 and 2008:

	2009	2008
Deferred tax asset:
Net operating loss carryforward	$5,564,952	$5,060,800
Valuation allowance	(5,564,952)	(5,060,800)
	$-	$-

The components of income tax expense are as follows:
Current federal tax	$-	$-
Current state tax	-	-
Change in NOL benefit	(504,152)	(519,813)
Change in allowance	504,152	519,813
	$-	$-

A reconciliation of expected to actual income tax expense (benefit) based on statutory tax rate of 34%:

	For the Years Ended
	December 31,
	2009	2008

Expected income tax benefit	$831,088	$683,907
Stock based compensation	(326,936)	(164,094)
Change in valuation allowance	(504,152)	(519,813)
Ending Balance	$-	$-

A valuation allowance has been established for the net deferred tax asset due to the uncertainty of the Company’s ability to realize such assets.  At December 31, 2009, the Company has available net operating loss carryforwards of approximately $5.5 million for federal income tax purposes that begin to expire in 2016.  The utilization of the net operating loss carryforwards is dependent upon the tax laws in effect at the time the net operating loss carryforwards can be utilized.  The Tax Reform Act of 1986 significantly limits the annual amount that can be utilized for certain of these carryforwards as a result of a change in ownership.

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

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued The FASB Accounting Standards Codification (“ASC’) which became effective for interim and annual reporting periods ending after September 15, 2009. The Codification is the source of authoritative U.S. GAAP recognized by the FASB. The adoption of this Codification did not have any material impact on the Company’s financial position, results of operations or cash flows.

Viper Powersports, Inc.
(A Development Stage Company)

Notes to Consolidated Financial Statements

2.	EQUITY FINANCING AGREEMENTS

In 2008 the Company sold a total of 2,730,916 common shares of the Company in various private placements to accredited investors.  136,666 were sold at $.75 per share, 56,250 were sold at $.50 per share, 573,000 were sold at $.25 per share and 1,965,000 were sold at $.10 per share for a total consideration of $1,881,500.

In 2009 the Company sold a total of 1,985,000 common shares of the Company in various private placements to accredited investors for a total consideration of $1,224,000.

During 2009, it was determined that there was a reconciliation error in the number of shares outstanding per the stock transfer agent’s records.  The fiscal periods for these differences could not be specifically identified, so it was decided to correct this error in the current fiscal period.  An adjustment of 236,161 shares of common stock and $52,500 was made to correct the error.

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

Pursuant to the one-for-one share exchange basis of this merger, the stockholders of Viper Motorcycle Company exchanged all of their capital stock for a like amount and type of capital stock of Viper Powersports Inc. Common stockholders of Viper Motorcycle Company acquired a total of 749,144 shares of common stock of Viper Powersports Inc., including shares issued for engine development technology. Preferred stockholders of Viper Motorcycle Company acquired a total of 195,750 shares of preferred stock of Viper Powersports Inc., which preferred shares were convertible into common shares on a one-for-one basis. All preferred shares were converted, in December 2006, on the basis of $1.25 per share.

Additionally under this reverse merger, all outstanding options and warrants to purchase common stock of Viper Motorcycle Company were converted into like options and warrants to purchase common stock of Viper Powersports Inc.

Viper Powersports, Inc.
(A Development Stage Company)

Notes to Consolidated Financial Statements

5.	RELATED PARTY TRANSACTIONS

Guarantee of Floor Planning Arrangement – In late March of 2009 the Company entered into an arrangement with Mr. Palmlund to provide a guarantee for our current floor plan facility funding from a local bank.  For that guarantee Mr. Palmlund is being paid $7,000 a month until the guarantee is no longer needed.

Robert Van Den Berg, a director of the Company, guarantees a $250,000 credit facility we obtained from a banking institution, which was established in order to purchase inventory parts and components for upcoming commercial production of Viper motorcycles. In consideration for Mr. Van Den Berg providing this guaranty, we issued him 25,000 shares of our common stock. This line continues today but has been paid down to $150,000.

Viper Powersports, Inc.
(A Development Stage Company)

Notes to Consolidated Financial Statements

6.	COMMON STOCK WARRANTS AND OPTIONS

The Company has issued warrants to purchase a total of 483,167 shares of its common stock, and also has granted options to purchase a total of 92,000 of its common shares.

Warrants – Outstanding warrants to purchase 37,500 common shares at a price of $6.00 per share have a five-year term expiring in January 2010;  outstanding warrants to purchase 25,001 common shares at a price of $3.90 per share have a five year term expiring August 2010; outstanding warrants to purchase 54,166 common shares at a price of $.75 per share have three year term expiring September 2010 to December 2010: outstanding warrants to purchase 37,500 common shares at a price of $1.00 per share have  five year terms expiring January 2013 to March 2013; outstanding warrants to purchase 162,500 common shares at a price of $.50 per share having two and five year terms expiring April 2011 to December 2014 and outstanding warrants to purchase 10,000 common shares at a price of $2.00 per share having a term expiring November 2014  Related parties hold warrants to purchase156,500 of these warrant shares, with the other warrants being held by persons who have provided financial or consulting services to the Company. No warrants issued by the Company have been exercised so far.

Stock Options – Outstanding stock options all have five-year terms expiring from January 2010 to November 2010. They consist of options to purchase 92,000 common shares are held by current and former employees of the Company. No stock options granted by the Company have been exercised so far.

Viper Powersports, Inc.
(A Development Stage Company)

Notes to Consolidated Financial Statements

VIPER POWERSPORTS, INC. COMMON STOCK WARRANTS & OPTIONS

	Options		Warrants
	12/31/2009	12/31/2008	12/31/2009	12/31/2008

Beg Bal	114,500	114,500	230,667	211,667

Issued	0	0	297,500	44,000

Exercised	—	—	—	—

Cancelled	(22,500)	0	(45,000)	(25,000)

End Bal	92,000	114,500	483,167	230,667

Exercisable	92,000	114,500	185,667	154,376

7.	LEASING ACTIVITIES

On October 17, 2005, the Company entered into a capital lease with Citizen Automobile Finance for the acquisition of a 2004 delivery van for a term of 60 months and an interest rate of 7.99%. Monthly payments of $407.36 are required under this lease.

On December 7, 2005, the Company entered into a capital lease agreement with Venture Bank for the acquisition of a 2004 Chevy Truck for the term of 48 months and an interest rate of 8.5%. Monthly payments of $802.92 are required under this lease.  This lease was completed satisfactorily in December 2008.

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

Minimum lease payments are as follows:

For the years ending December 31,	Capital Lease	Operating Lease
2010	4,219	49,456
2011	0	50,985
	——
Total	4,219	$148,555
Amount for interest	167
Net	4,052

Less: Current portion	4,052
Long term portion	$0

8.	PREFERRED STOCK

The Company has authorized 20,000,000 shares of preferred stock with par value of $.001 per share and of these there are none outstanding.

9.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events from December 31, 2009 through the date the financial statements were issued and determined that there are no events to disclose.

INDEX TO EXHIBITS

Form 10-K for	Viper Powersports Inc.
Fiscal Year Ended December 31, 2009

Number	Description
2 +	Agreement and Plan of Business Combination
3.1+	Articles of Incorporation
3.2+	Bylaws
4 +	Rights of Series A Preferred Shareholders
10.1 +	Asset Purchase Agreement
10.2 +	Dealer Agreement
10.3 +	Financing Floor Plan Vendor Agreement
10.7 #	Palmlund Secured Inventory Financing Agreement
10.9 #	V-Twin Engine Component Purchase Order With MCD
10.10 #	Placement Agent Agreement With Bathgate Capital Partners LLC
10.13 ^	Amendment to Secured Inventory Financing Agreement
21 +	Subsidiaries of Registrant
31.1 *	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 *	Certification of Principal Executive Officer and Principal Financial Officer Under Section 906 of the Sarbanes-Oxley

________________________
+   Filed previously with Form 10-SB which was filed on November 22, 2005.
#   Filed previously with Amendment #1 to Form 10-SB which was filed on January 19, 2006.
^   Filed previously with Form 10KSB which was filed on March 31, 2006
*   Filed with this Annual Report for fiscal year ended December 31, 2009