Form 10-Q
period 2010-03-31
VIPER POWERSPORTS INC
filed 2010-05-24
CIK 1337213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 1O-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

Commission File No. 000-51632

VIPER POWERSPORTS INC.
(Exact name of small business issuer as specified in Its charter)

Nevada	41-1200215
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

10895 Excelsior Blvd, Ste. 203, Hopkins, Minnesota	55343
(Address of principal executive offices)	(Zip Code)

(952) 938-2481
(Issuer’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  The registrant has not been phased into the Interactive Data reporting system.    Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule l2b-2 of the Exchange Act). Yes ☐   No ☒

The number of shares of common stock outstanding was 13,588,962 as of March 31, 2010.

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION	3
Item 1. Financial Statements	3
Item 2. Management’s Discussion and Analysis	7
Item 3. Controls and Procedures	19

PART II: OTHER INFORMATION	20
Item 6. Exhibits	20

SIGNATURE:	21

INDEX TO EXHIBITS	22
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

PART 1: FINANCIAL INFORMATION

Item 1:  Financial Statements
Viper Powersports Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	March 31, 2010	December 31, 2009
	(Unaudited)	Audited
Assets
Current Assets:
Cash	$232,493	$100,162
Accounts receivable	288,223	212,675
Inventory and supplies	463,752	540,969
Prepaid expenses and other	240,058	61,570
Total Current Assets:	1,224,526	915,376

Fixed Assets:
Office & computer equipment	119,835	119,835
Manufacturing and development equipment	273,759	273,759
Vehicles	101,799	101,799
Leasehold improvements	90,446	90,446
Accumulated depreciation	(476,557)	(471,152)
Total Fixed Assets:	109,282	114,687

Other Assets:
Rental deposit and other	4,010	4,010
Total Other Assets:	4,010	4,010

Total Assets:	$1,337,818	$1,034,073

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$242,571	$358,167
Accrued liabilities	102,124	125,612
Notes payable – related party	232,267	439,353
Notes payable	424,512	150,000
Short-term notes payable, less discount of $170,541 and $0, respectively	687,654	-
Current portion of capital lease	2,987	4,052
Total Current Liabilities:	1,692,115	1,077,184

Long-Term Liabilities:
Note Payable	29,921	29,921
Total Long-Term Liabilities	29,921	29,921
Total Liabilities:	1,722,036	1,107,105

Stockholders’ Deficit:
Preferred stock, $.001 par value; authorized 20,000,000 shares; 0 issued and outstanding	-	-
Common stock, $.001 par value; authorized 25,000,000 shares; 13,714,162 and 13,408,962 issued and outstanding, respectively	13,714	13,409
Additional paid in capital	32,961,735	32,185,691
Accumulated deficit during the development stage	(33,359,667)	(32,272,132)
Total Stockholders’ Deficit:	(384,218)	(73,032)

Total Liabilities and Stockholders’ Deficit:	$1,337,818	$1,034,073

See accompanying notes to the financial statements

Viper Powersports Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Cumulative from Inception November 18, 2002
	March 31, 2010	March 31, 2009	through March 31, 2010

Revenue	$128,979	$0	$1,183,073
Cost of Revenue	126,455	0	1,138,012
Gross profit:	2,524	0	45,061

Operating Expense:
Research and development cost	316,949	23,276	5,589,641
Selling, general and administrative	371,082	312,793	19,117,296
Loss on impairment of assets	0	0	7,371,689
Total Operating Expense:	688,031	336,069	32,078,626

Loss from operations:	(685,507)	(336,069)	(32,033,565)

Other (expenses) income:
Interest expense	(111,987)	(7,656)	(1,362,117)
Loss on sale of assets	0	0	(18,994)
Accretion of debt discount	(78,109)	0	(78,109)
Beneficial conversion feature on loan	(212,000)	0	(212,000)
Other income (expense)	68	1,905	345,118
Total other (expense) income:	(402,028)	(5,751)	(1,326,102)

Net Loss:	$(1,087,535)	$(341,820)	$(33,359,667)

Net Loss Per Common Share:

Basic and diluted	$(0.08)	$(0.04)

Weighted Average Shares
Common Stock Outstanding	13,583,797	7,837,690

See accompanying notes to the financial statements.

Viper Powersports Inc.
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)

	Three Months Ended		Cumulative from Inception
	March 31, 2010	March 31, 2009	November 18, 2002 through March 31, 2010
Cash Flows Used in Operating Activities:
Net loss	$(1,087,535)	$(341,820)	$(32,920,479)
Expenses not requiring an outlay of cash:
Depreciation	5,405	22,149	546,169
Stock warrants issued for compensation	90,500	133,575	8,532,936
Accrued interest	8,195	0	8,195
Beneficial conversion feature on convertible loan	212,000	0	212,000
Accretion of debt discount	78,109	0	78,109
Impairment loss	0	0	7,371,689
Changes to operating assets and liabilities:
Decrease (increase) in accounts receivable	(75,548)	0	(289,490)
Decrease (increase) in supplies and prepaids	77,217	(78,834)	(458,247)
Decrease (increase) in rental deposits and other prepaids	(81,063)	(18,501)	(121,376)
Increase (decrease) in accounts payable	(115,596)	56,370	367,577
Increase (decrease) in accrued liabilities	(23,488)	38,006	146,567

Cash flows used in operating activities	(911,804)	(189,055)	(16,824,654)

Cash Flows Used in Investing Activities:
Loss from sale of fixed assets	0	0	18,994
Purchase of intellectual property	0	0	(35,251)
Purchase of fixed assets	0	0	(823,925)

Cash flows used in investing activities	0	0	(690,182)

Cash Flows from Financing Activities:
Net proceeds from sale of stock	225,200	165,627	10,712,902
Funding from Thor Performance for engine development	0	0	150,000
Proceeds from notes payable	850,000	0	1,102,169
Payments on notes payable	(25,000)	(37,500)	(214,705)
Payments on stockholder loans and capital leases	(6,065)	(1,058)	(644,082)
Proceeds from Loans from Stockholders	350,000	64,839	6791,046
Cash flows from financing activities	1,044,135	191,908	17,747,330

Net Increase (decrease) in cash	132,331	2,853	232,493
Cash at beginning of period	100,162	368	0

Cash at end of period	$232,493	$3,221)	$232,493

Supplemental Non-Cash Financing Activities and Cash Flow Information:

Capital Stock issued for Debt & Expenses	$0	$0	$8,382,009
Common Stock issued for Engine Development Technology	$0	$0	$7,341,437
Stock Warrants Issued with Convertible Debt	$0	$0	$132,201
Equipment Acquired via capital lease	$0	$0	$304,740
Interest paid	$13,636	$7,656	$784,988

See accompanying notes to the financial statements

Viper Powersports Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A.  Basis of Presentation

The consolidated balance sheet as of March 31, 2010, the consolidated statements of operations for the three month periods ended March 31, 2010 and 2009 and the consolidated statements of cash flows for the three month periods ended March 31, 2010 and 2009 have been prepared by Viper Powersports Inc. , (the ‘Company”) without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, as of March 31, 2010 and results of operations and cash flows for the three month periods ended March 31, 2010 and 2009 presented herein have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 2009.

B. Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has no current revenues and has a negative working capital position of $711,595 as of March 31, 2010. Current cash and cash available is not sufficient to fund operations beyond a short period of time. These conditions create uncertainty as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

C.  Common Stock Transactions
During the three months ended March 31, 2010, the Company issued 563,000 shares of common stock for $225,200 in cash.

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

After undergoing an extensive engine emissions testing program for an entire year conducted by a leading independent test laboratory in 2009, our proprietary V-Twin engines recently satisfactorily passed  and complied with all noise and pollution emissions requirements of both the federal Environmental  Protection Agency (EPA) and the more stringent emissions requirements of the California  Air Resources Board (CARB).  Satisfying these standards constitutes a touchstone achievement for the Company that we believe places us in a commanding competitive position in the upscale custom motorcycle market.

We commenced commercial marketing, very limited production and commercial shipment of Viper motorcycles in 2009, and we currently hold material orders from our Viper dealer base of fifteen first class motorcycle dealers.  Our current firm orders from Viper dealers exceed our remaining available production capacity for 2010.

Strategic Engine Development Joint Venture

In January 2010 the Company’s subsidiary, Viper Motorcycle Company, entered into a three-year Motorcycle Engine Manufacture and Supply Agreement with Ilmor Engineering Inc. (the “Ilmor/Viper Contract”).  Ilmor Engineering Inc. (“Ilmor”) has been engaged for over 20 years in the design, development and manufacture of high-performance engines, and Ilmor’s extensive precision engineering and manufacturing facilities are located in suburban Detroit, Michigan.  The Company is very pleased to have completed this strategic and valuable Ilmor/Viper Contract, since Ilmor is widely recognized as one of the most successful race-engine design and manufacturers.

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

Under the  Ilmor/Viper Contract, Ilmor has assumed all design, development, testing, quality control and manufacturing with respect to an upgraded Ilmor-designed Viper V-Twin engine. Ilmor has completed design and development operations and is now producing prototype models of this engine based on specifications jointly developed by Ilmor and Viper. Under a payment schedule extending through November 2012, the Company will pay Ilmor a total of $745,000 for the design, development and testing of this V-Twin engine and the Company is current on all payments to Ilmor under this contract.

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

Operational Overview

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

Results of Operations

Revenues

Since our 2002 inception, we have generated total revenues of $1,183,073 some of which occurred in 2004 before we discontinued offering a motorcycle with a non-proprietary engine. We anticipate that our future revenues for the next 12 months will be primarily from sale of Viper cruisers, although we expect to begin obtaining sales of our proprietary engines in the aftermarket by the fourth quarter of 2010. We anticipate receiving additional revenues from our planned line of custom parts and accessories for the motorcycle aftermarket as well as our Viper branded apparel and other merchandise.

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

Operating Expenses

From our inception in November 2002 through March 31, 2010, we have incurred total operating expenses of $32,078,626 including $5,589,641 of research and development expenses and $19,117,296 of selling, general and administrative expenses.

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

Comparison of Quarter Ended March 31, 2010 to Quarter Ended March 31, 2009.

Revenues and Gross Profit

There was $128,979 of motorcycle and parts revenue for the 1st quarter of 2010 as compared to no revenue for the 1st quarter of 2009.

Research and Development Expenses

Research and development increased by $293,673 to $316,949 for the 1st quarter of 2010 from $23,276 for the 1st quarter of 2009. This increase was due primarily to development expense associated with our agreement with Ilmor Engineering in regards to our engine.

Selling, general and administrative expenses

Selling, general and administrative expenses increased to $371,082 for the 1st quarter of 2010 from $312,793 for the 1st quarter of 2009.  Our selling and general administrative expenses were very consistent from quarter to quarter, with the exception of the finder’s fees on the loans that has been expensed during this quarter.

Loss from operations

Operational loss for the 1st quarter of 2010 was $1,087,535 compared to $336,069 for the 1st quarter of 2009. This increased loss in the 1st quarter of 2010 was due primarily to increased research and development in regard to the engines and warrant and beneficial conversion expenses related to the loans entered into this quarter.

Interest expense

Interest expense for the 1st quarter of 2010 was $111,987 compared to $7,656 for the 1st quarter of 2009. This increase during the 1st quarter of 2010 was due to securing loans for operations and inventory.

No income tax benefit was recorded regarding our net loss for the 1st quarters of 2010 and 2009, since we could not determine that it was more likely than not that any tax benefit would be realized in the future.

Since we are beginning commercial operations, our operations are subject to all of the risks inherent in the development of a new business enterprise, including the ultimate risk that we may never commence full-scale operations or that we may never become profitable. We do not expect to make material shipments of our motorcycles to dealers until spring of 2010. Our historic spending levels are not indicative of future spending levels since we are entering a period requiring increased spending for commercial operations including significant inventory purchases, increased marketing and dealer network costs, and additional general operating expenses. Accordingly, our losses could increase until we succeed in generating substantial product sales, which may never happen.

We currently employ 7 persons including our management, development, marketing and administrative personnel.  We expect to hire 2-5 assembly and administrative personnel during 2010 to support our anticipated commercial production and sales of Viper cruisers. Other than these additional anticipated personnel, we do not anticipate needing any additional personnel during the next twelve months. None of our employees belongs to a labor union, and we consider our relationship with our employees to be good.

Liquidity and Capital Resources

Since our inception, we have financed our development, capital expenditures, and working capital needs through sale of our common stock to investors in private placements and substantial loans from our principal shareholders. We raised a total of approximately $11million through the sale of our common stock in private placements, and in excess of $6.6 million through loans from our principal shareholders.

As of March 31, 2010, we had cash resources of $232,493, total liabilities of $1,1,722,037, and a negative working capital position of $467,589.

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

The report of our independent registered accounting firm for our audited financial statement ended December 31, 2009 states that there is substantial doubt about the ability of our business to continue as a going concern. Accordingly, our ability to continue our business as a going concern is in question.

Cash Flow Information

Net cash consumed by operating activities was $911,804 during the three months ended March 31, 2010 compared to consuming cash in the amount of $189,055 for the three months ended March 31, 2009.  There was no cash used or generated from investing activities for the 1st quarters of 2010 or 2009.  Cash generated from financing activities for the three months ended March 31, 2010 was $1,044,135 compared to $191,908 for the three months ended March 31, 2009.

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

From our inception in late 2002 through March 31, 2010, we have experienced cumulative losses of approximately $33 Million, and we will continue to incur losses until we produce and sell our motorcycle products in sufficient volume to attain profitability, which there is no assurance will ever happen. Our operations are particularly subject to the many risks inherent in the early stages of a business enterprise and the uncertainties arising from the lack of a commercial operating history. There can be no assurance that our business plan will prove successful.

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

We currently provide limited floor plan financing to our dealers for their purchase of Viper products which is self financied by the company. If we are unable to continue effective floor plan financing for our dealers, they would have to pay cash or obtain other financing to purchase Viper products, which most likely would result in substantially lower sales of our products, and lack of sufficient cash flow to support our business.

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

Under our Articles of Incorporation, we are authorized to issue up to 25,000,000 shares of common stock and 20,000,000 shares of preferred stock. Our board of directors has the sole authority to issue remaining authorized capital stock without further shareholder approval. To the extent that additional authorized preferred or common shares are issued in the future, they will decrease existing shareholders’ percentage equity ownership and, depending upon the prices at which they are issued, could be dilutive to existing shareholders.

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

Our forward-looking statements speak only as of the date they are made by us. We undertake no obligation to update or revise any such statements to reflect new circumstances or unanticipated events as they occur, and you are urged to review and consider all disclosures we make in this and other reports that discuss risk factors germane to our business, including those risk factors in our Form 10-K for the period ended December 31, 2009.

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
Jerome L. Posey Principal Financial Officer

May 14, 2010
Hopkins, Minnesota

VIPER POWERSPORTS INC.
INDEX TO EXHIBITS

Form 10-Q for Quarter Ended March 31, 2010	Commission File No. 000-51632

Exhibit
Number	Description
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002