Form 10-Q
period 2010-06-30
VIPER POWERSPORTS INC
filed 2010-08-23
CIK 1337213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 1O-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares of common stock outstanding was 13,688,962 as of July 31, 2010.

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION
Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis	7
Item 3.	Controls and Procedures	19

PART II: OTHER INFORMATION
Item 6.	Exhibits	20

SIGNATURE:		21

INDEX TO EXHIBITS
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

PART 1: FINANCIAL INFORMATION

Item 1:  Financial Statements
Viper Powersports Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	June 30, 2010	December 31, 2009
	(Unaudited)
Assets
Current Assets:
Cash	$7,611	$100,162
Accounts receivable	239,031	212,675
Inventory and supplies	530,891	540,969
Prepaid expenses and other	216,377	61,570
Total Current Assets:	993,910	915,376

Fixed Assets:
Office & computer equipment	120,854	119,835
Manufacturing and development equipment	275,471	273,759
Vehicles	101,799	101,799
Leasehold improvements	90,446	90,446
Accumulated depreciation	(481,963)	(471,152)
Total Fixed Assets:	106,607	114,687

Other Assets:
Rental deposit and other	4,010	4,010
Total Other Assets:	4,010	4,010

Total Assets:	$1,104,527	$1,034,073

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$384,504	$358,167
Accrued liabilities	102,124	125,612
Notes payable – related party	326,000	439,353
Notes payable	198,266	150,000
Short-term notes payable, less discount of $116,341 and $0, respectively	1,051,861	-
Current portion of capital lease	1,345	4,052
Total Current Liabilities:	2,064,100	1,077,184

Long-Term Liabilities:
Note Payable	29,921	29,921
Total Long-Term Liabilities	29,921	29,921
Total Liabilities:	2,094,021	1,107,105

Stockholders’ Deficit:
Preferred stock, $.001 par value; authorized 20,000,000 shares; 0 issued and outstanding	-	-
Common stock, $.001 par value; authorized 25,000,000 shares; 13,764,164 and 13,408,962 issued and outstanding, respectively	13,764	13,409
Additional paid in capital	33,024,580	32,185,691
Accumulated deficit during the development stage	(34,027,838)	(32,272,132)
Total Stockholders’ Deficit:	(989,494)	(73,032)

Total Liabilities and Stockholders’ Deficit:	$1,104,527	$1,034,073

See accompanying notes to the financial statements

Viper Powersports Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Cumulative from Inception November 18, 2002	Six Months Ended
	June 30, 2010	June 30, 2009	through June 30, 2010	June 30, 2010	June 30, 2009

Revenue	$1,621	$232,630	$1,184,694	$130,600	$232,630
Cost of Revenue	1,104	139,531	1,139,116	127,559	139,531
Gross profit:	517	93,099	45,578	3,041	93,099

Operating Expense:
Research and development cost	196,702	45,811	5,786,344	513,652	69,087
Selling, general and administrative	359,337	393,444	19,476,631	730,418	706,237
Loss on impairment of assets	0	0	7,371,689	0	0
Total Operating Expense:	556,040	439,255	32,634,664	1,244,070	775,324

Loss from operations:	(555,522)	(346,156)	(32,589,086)	(1,241,029)	(682,225)

Other (expenses) income:
Interest expense	(40,327)	(24,724)	(1,402,445)	(152,314)	(32,380)
Loss on sale of assets	0	0	(18,994)	0	0
Accretion of debt discount	(74,000)	0	(152,109)	(152,109)	0
Beneficial conversion feature on loan	0		(212,000)	(212,000)	0
Other income (expense)	1,678	530	346,796	1,746	2,435
Total other (expense) income:	(112,650)	(24,194)	(1,438,752)	(514,677)	(29,945)

Net Loss:	$(668,172)	$(370,350)	$(34,027,838)	$(1,755,706)	(712,170)

Net Loss Per Common Share:

Basic and diluted				$(0.13)	$(0.09)

Weighted Average Shares
Common Stock Outstanding				13,664,809	8,309,540

See accompanying notes to the financial statements.

Viper Powersports Inc.
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)

	Three Months Ended		Cumulative from Inception
	June 30,, 2010	June 30, 2009	November 18, 2002 through June 30, 2010
Cash Flows Used in Operating Activities:
Net loss	$(1,755,706)	$(712,170)	$(34,027,838)
Expenses not requiring an outlay of cash:
Depreciation	10,811	51,681	551,575
Stock warrants issued for compensation	0	133,575	8,532,936
Accrued interest	8,195	0	8,195
Beneficial conversion feature on convertible loan	212,000	0	212,000
Accretion of debt discount	152,109	0	152,109
Impairment loss	0	0	7,371,689
Changes to operating assets and liabilities:
Decrease (increase) in accounts receivable	(26,356)	(191,135	(240,298)
Decrease (increase) in supplies and prepaids	10,078	(39,713)	(525,386)
Decrease (increase) in rental deposits and other prepaids	(154,807)	(36,779)	(268,070)
Increase (decrease) in accounts payable	(26,337)	76,226	509,510
Increase (decrease) in accrued liabilities	(26,195)	56,648	135,147

Cash flows used in operating activities	(1,543,535)	(661,667)	(17,588,432)

Cash Flows Used in Investing Activities:
Proceeds from sale of fixed assets	0	0	18,994
Purchase of intellectual property	0	0	(35,251)
Purchase of fixed assets	(2,731)	(666)	(826,656)

Cash flows used in investing activities	(2,731)	(666)	(842,913)

Cash Flows from Financing Activities:
Net proceeds from sale of stock	466,941	456,015	11,086,689
Funding from Thor Performance for engine development	0	0	150,000
Proceeds from notes payable	0	127,000	602,169
Payments on notes payable	(123,512)	0	(313,217)
Payments on stockholder loans and capital leases	(14,341)	(19,558)	(652,358)
Proceeds from Loans from Stockholders	1,124,627	108,111	7,565,673
Cash flows from financing activities	1,453,714	671,568	18,438,955

Net Increase (decrease) in cash	(92,551)	9,235	7,610
Cash at beginning of period	100,162	368	0

Cash at end of period	$7,611	$9,603	$7,610

Supplemental Non-Cash Financing Activities and Cash Flow Information:

Capital Stock issued for Debt & Expenses	$0	$0	$8,382,009
Common Stock issued for Engine Development Technology	$0	$0	$7,341,437
Stock Warrants Issued with Convertible Debt	$0	$0	$132,201
Equipment Acquired via capital lease	$0	$0	$304,740
Interest paid	$152,314	$32,380	$937,302

See accompanying notes to the financial statements

Viper Powersports Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A.  Basis of Presentation

The consolidated balance sheet as of June 30, 2010, the consolidated statements of operations for the three month and six month periods ended June 30, 2010 and 2009 and the consolidated statements of cash flows for the six month periods ended June 30, 2010 and 2009 have been prepared by Viper Powersports Inc. , (the ‘Company”) without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, as of June 30, 2010 and results of operations and cash flows for the three month and six month periods ended June 30, 2010 and 2009 presented herein have been made.

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

B. Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has minimal revenues and has a negative working capital position of $1,070,191 as of June 30, 2010. Current cash and cash available is not sufficient to fund operations beyond a short period of time. These conditions create uncertainty as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

C.  Common Stock Transactions
During the three months ended June 30, 2010, the Company issued 50,000 shares of common stock for $50,000 in cash.

D. Subsequent Events
The company has evaluated subsequent events from June 30, 2010 through the date the financial statements were issued and determined that there is one event to disclose.

Viper Motorcycle Company has announced in a press release dated August 10, 2010 that it has plans to begin manufacturing motorcycles in Auburn, Alabama. The company will move its operations from Hopkins, Minnesota to Auburn, Alabama as soon as possible with full production beginning in 2011.  A brand new facility in Auburn Technology Park West will become the new headquarters and production facility for Viper Motorcycle Company.

Item 2: Management’s Discussion and Analysis

The following discussion should be read and considered along with our consolidated financial statements and related notes included in this 1O-Q. These financial statements were prepared in accordance with United States Generally Accepted Accounting Principles (U.S. GAAP). This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ substantially from those anticipated in these forward-looking statements as a result of various factors including those set forth in the “Risk Factors” section of our Form 10-K filing for December 31, 2009.

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

     The Company has approved and is well satisfied with the most recent prototype of the Ilmor-designed Viper engine, and accordingly has ordered considerable commercial Ilmor engines engines which are now being delivered.  Ilmor agrees to manufacture and supply all V-Twin requirements of Viper and in turn Viper must purchase all its engines exclusively from Ilmor. Ilmor will bear the cost and expense of all tooling, parts and components to manufacture and supply Viper engines until finished engines are invoiced and shipped to the Company. So long as Viper satisfies certain minimum annual engine purchase requirements, Ilmor shall not develop, manufacture or sell a similar V-Twin engine for itself or any third party.

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

        Continue Design and Development – We will complete development and testing of our Mamba model to offer the Mamba commercially as soon as possible in 2011.

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

Results of Operations

Revenues

Since our 2002 inception, we have generated total revenues of $1,184,684 some of which occurred in 2004 before we discontinued offering a motorcycle with a non-proprietary engine. We anticipate that our future revenues for the next 12 months will be primarily from sale of Viper cruisers, although we expect to begin obtaining sales of our proprietary engines in the aftermarket by the fourth quarter of 2010. We anticipate receiving additional revenues from our planned line of custom parts and accessories for the motorcycle aftermarket as well as our Viper branded apparel and other merchandise.

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

Operating Expenses

From our inception in November 2002 through June 30, 2010, we have incurred total operating expenses of $32,634,665 including $5,786,343 of research and development expenses and $19,476,632 of selling, general and administrative expenses.

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

Comparison of Quarter Ended June 30, 2010 to Quarter Ended June 30, 2009.

Revenues and Gross Profit

There was $1,621 of motorcycle and parts revenue for the 2nd quarter of 2010 as compared to revenue for the 2nd quarter of 2009 of  $232,630.

 Research and Development Expenses

Research and development increased by $150,891 to $196,702 for the 2nd quarter of 2010 from $45,811for the 2nd quarter of 2009. This increase was due primarily to development expense associated with our agreement with Ilmor Engineering in regards to engine development.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased to $359,337 for the 2nd quarter of 2010 from $393,444 for the 2nd quarter of 2009.  Our selling and general administrative expenses were very consistent from quarter to quarter.

Loss from operations

Operational loss for the 2nd quarter of 2010 was $555,522 compared to $346,156 for the 2nd quarter of 2009. This increased loss in the 2nd quarter of 2010 was due primarily to increased research and development cost during the quarter as well as no substantial revenue.

Interest expense

Interest expense for the 2nd quarter of 2010 was $40,327 compared to $24,724 for the 2nd quarter of 2009. This increase during the 2nd quarter of 2010 was due to securing loans for operations and inventory.

Comparison of the Six months Ended June 30, 2010 and June 30, 2009.

Revenues and Gross Profit

Revenue of motorcycle and parts revenue for the 1st six months of 2010 was $130,600 as compared to revenue for the same period of 2009 of $232,630.

 Research and Development Expenses

Research and development cost were $513,652 for the 1st six months of 2010 as compared to the same period of 2009 of $69,087. This increase was due primarily to development expense associated with our agreement with Ilmor Engineering in regards to engine development.

Selling, general and administrative expenses

Selling, general and administrative expenses were $730,419 for the 1st six months of 2010 as compared to the same period of 2009 of $706,237.  Our selling and general administrative expenses remain very consistent for the first six months.

Loss from operations

Operational loss for the 1st six months of 2010 were $1,241,029 compared to the loss of  $682,225 for the 1st six months of 2009. This increased loss in the 2nd quarter of 2010 was due primarily to increased research and development cost as well as no substantial revenue.

Interest expense

Interest expense for the 1st six months of 2010 was $152,314 compared to $32,380 for the 1st six months of 2009. This increase was due to securing loans for operations and inventory.

No income tax benefit was recorded regarding our net loss for the 2nd quarters of 2010 and 2009, since we could not determine that it was more likely than not that any tax benefit would be realized in the future.

Since we are beginning minimal commercial operations, our operations are subject to all of the risks inherent in the development of a new business enterprise, including the ultimate risk that we may never commence full-scale operations or that we may never become profitable. We do not expect to make material shipments of our motorcycles to dealers until late 2010. Our historic spending levels are not indicative of future spending levels since we are entering a period requiring increased spending for commercial operations including significant inventory purchases, increased marketing and dealer network costs, and additional general operating expenses. Accordingly, our losses could increase until we succeed in generating substantial product sales, which may never happen.

 We currently employ 7 persons including our management, development, marketing and administrative personnel.  We expect to hire 2-5 assembly and administrative personnel during the remaining part of 2010 to support our anticipated commercial production and sales of Viper cruisers. Other than these additional anticipated personnel, we do not anticipate needing any additional personnel during the next twelve months. None of our employees belongs to a labor union, and we consider our relationship with our employees to be good.

Liquidity and Capital Resources

Since our inception, we have financed our development, capital expenditures, and working capital needs through sale of our common stock to investors in private placements and substantial loans from our principal shareholders. We raised a total of approximately $11million through the sale of our common stock in private placements, and in excess of $7.6 million through loans from our principal shareholders.

As of June 30, 2010, we had cash resources of $7,611, total liabilities of $2,094,021, and a negative working capital position of $1,070,191.

Future Liquidity

Based on our current cash position, we need material additional financing to fund our ongoing operations. We anticipate obtaining additional needed financing through the proceeds from additional private placement of equity securities.

If we are unable to complete adequate private placements or to obtain substantial additional funding through other sources, we most likely would need to curtail significantly, or even cease, our ongoing and planned operations. Our future liquidity and capital requirements will be influenced materially by various factors including the extent and duration of our future losses, the level and timing of future sales and expenses, market acceptance of our motorcycle products, regulatory and market developments in our industry, and general economic conditions.

The report of our independent registered accounting firm for our audited financial statement ended December 31, 2009 states that there is substantial doubt about the ability of our business to continue as a going concern. Accordingly, our ability to continue our business as a going concern is in question.

Cash Flow Information

Net cash consumed by operating activities was $1,543,535 during the six months ended June 30, 2010 compared to consuming cash in the amount of $661,667 for the six months ended June 30, 2009 which substantial increase was attributable primarly to increased operational expenses necessary to engage fully in commercial marketing and production activities. There was $2,731 of cash used or generated from investing activities related to purchase of fixed assets for the 2nd quarter of 2010 as compared to $666 for 2009. Cash generated from financing activities for the six months ended June 30, 2010 was $1,453,714 including $466,941 from private placement sales of our common stock plus net loan proceeds of approximately $1,000,000, compared to $671,568 for the six months ended June 30, 2009 including $456,015 from private placement sales of our common stock plus net loan proceeds of approximately $235,000..

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued The FASB Accounting Standards Codification (“ASC’) which became effective for interim and annual reporting periods ending after September 15, 2009. The Codification is the source of authoritative U.S. GAAP recognized by the FASB. Our adoption of this Codification did not have any material impact on the Company’s financial position, results of operations or cash flows.

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

From our inception in late 2002 through June 30, 2010, we have experienced cumulative losses of approximately $34 Million, and we will continue to incur losses until we produce and sell our motorcycle products in sufficient volume to attain profitability, which there is no assurance will ever happen. Our operations are particularly subject to the many risks inherent in the early stages of a business enterprise and the uncertainties arising from the lack of a commercial operating history. There can be no assurance that our business plan will prove successful.

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

We currently provide limited floor plan financing to our dealers for their purchase of Viper products which is self financed by the company. If we are unable to continue effective floor plan financing for our dealers, they would have to pay cash or obtain other financing to purchase Viper products, which most likely would result in substantially lower sales of our products, and lack of sufficient cash flow to support our business.

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

Our common stock trades in the over-the-counter (OTC) market, and has experienced a very active trading market. There is no assurance a more active trading market for our common stock will ever develop, or be sustained if it emerges. Unless an active trading market is developed for our common stock, it will be difficult for shareholders to sell our common stock at any particular price or when they wish to make such sales.

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
Jerome L. Posey Principal Financial Officer

August 23, 2010
Hopkins, Minnesota

VIPER POWERSPORTS INC.
INDEX TO EXHIBITS

Form 10-Q for Quarter Ended June 30, 2010	Commission File No. 000-51632

Exhibit
Number	Description
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002