Form 10-Q/A
period 2010-03-31
VIPER POWERSPORTS INC
filed 2010-11-22
CIK 1337213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 1O-Q/A

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

The number of shares of common stock outstanding was 14,739,160 as of November 22, 2010.

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements	3
Item 2. Management’s Discussion and Analysis	10
Item 3. Controls and Procedures	21

PART II: OTHER INFORMATION
Item 6. Exhibits	22

SIGNATURE:	23

INDEX TO EXHIBITS
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

PART 1: FINANCIAL INFORMATION

Item 1:  Financial Statements
Viper Powersports Inc.
(A Development Stage Company)
Consolidated Balance Sheets
                                                                                                                         Restated
	March 31, 2010	December 31, 2009
Assets	(Unaudited)	Audited
Current Assets:
Cash	$232,718	$100,162
Accounts receivable	288,223	212,675
Inventory and supplies	463,752	540,969
Prepaid expenses and other	240,058	61,570
Total Current Assets:	1,224,751	915,376

Fixed Assets:
Office & computer equipment	119,835	119,835
Manufacturing and development equipment	273,759	273,759
Vehicles	101,799	101,799
Leasehold improvements	90,446	90,446
Accumulated depreciation	(476,557)	(471,152)
Total Fixed Assets:	109,282	114,687

Other Assets:
Rental deposit and other	4,010	4,010
Total Other Assets:	4,010	4,010

Total Assets:	$1,338,043	$1,034,073

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$242,796	$358,167
Accrued liabilities	118,514	125,612
Notes payable – related party	434,353	439,353
Notes payable	125,000	150,000
Short-term notes payable, less discount of $170,542 and $0, respectively	679,458	-
Current portion of capital lease	2,987	4,052
Total Current Liabilities:	1,603,108	1,077,184

Long-Term Liabilities:
Note Payable	29,921	29,921
Total Long-Term Liabilities	29,921	29,921
Total Liabilities:	1,633,029	1,107,105

Stockholders’ Deficit:
Preferred stock, $.001 par value; authorized 20,000,000 shares; 0 issued and outstanding	-	-
Common stock, $.001 par value; authorized 25,000,000 shares; 13,714,162 and 13,408,962 issued and outstanding, respectively	13,714	13,409
Additional paid in capital	33,053,059	32,185,691
Accumulated deficit during the development stage	(33,361,759)	(32,272,132)
Total Stockholders’ Deficit:	(294,986)	(73,032)

Total Liabilities and Stockholders’ Deficit:	$1,338,043	$1,034,073

See accompanying notes to the financial statements

Viper Powersports Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	Restated March 31, 2010	March 31, 2009	Cumulative from Inception November 18, 2002 through March 31, 2010

Revenue	$128,979	$-	$1,183,073
Cost of Revenue	126,455	-	1,138,012
Gross profit:	2,524	-	45,061

Operating Expense:
Research and development cost	316,949	23,276	5,589,641
Selling, general and administrative	463,848	312,793	19,210,061
Loss on impairment of assets	-	-	7,371,689
Total Operating Expense:	780,797	336,069	32,171,391

Loss from operations:	(778,273)	(336,069)	(32,126,330)

Other (expenses) income:
Interest expense	(21,313)	(7,656)	(1,271,444)
Loss on sale of assets	-	-	(18,994)
Accretion of debt discount	(78,109)	-	(78,109)
Beneficial conversion feature on loan	(212,000)	-	(212,000)
Other income (expense)	68	1,905	345,118
Total other (expense) income:	(311,354)	(5,751)	(1,235,429)

Net Loss:	$(1,089,627)	$(341,820)	$(33,361,759)

Net Loss Per Common Share:

Basic and diluted	$(0.08)	$(0.04)

Weighted Average Shares
Common Stock Outstanding	13,583,797	7,837,690

See accompanying notes to the financial statements.

Viper Powersports Inc.
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)

	Three Months Ended
	Restated March 31, 2010	March 31, 2009	Cumulative from Inception November 18, 2002 through March 31, 2010
Cash Flows Used in Operating Activities:
Net loss	$(1,089,627)	$(341,820)	$(33,361,759)
Expenses not requiring an outlay of cash:
Depreciation	5,405	22,149	546,169
Common Stock & warrants issued for compensation & services	90,500	133,575	8,,623,436
Beneficial conversion feature on convertible loan	212,000	-	212,000
Accretion of debt discount	78,109	-	78,109
Impairment loss	-	-	7,371,689
Changes to operating assets and liabilities:
Decrease (increase) in accounts receivable	(75,548)	-	(289,490)
Decrease (increase) in inventory and supplies	77,217	(78,834)	(458,247)
Decrease (increase) in prepaids and other	(53,385)	(18,501)	(166,648)
Increase (decrease) in accounts payable	(115,371)	56,370	367,802
Increase (decrease) in accrued interest	8,195	-	8,195
Increase (decrease) in accrued liabilities	(15,294)	38,006	146,048

Cash flows used in operating activities	(877,799)	(189,055)	(16,922,696)
Cash flows Used in Investing Activities:
Proceeds from sale of fixed assets	-	-	18,994
Funding from Thor Performance for engine development	-	-	150,000
Purchase of intellectual property	-	-	(35,251)
Purchase of fixed assets	-	-	(823,925)

Cash flows used in investing activities	-	-	(690,182)

Cash Flows from Financing Activities:
Net proceeds from sale of stock	94,937	165,627	10,714,685
Net proceeds from warrants issued with stock	96,483	-	96,483
Proceeds from notes payable	850,000	-	1,452,169
Payments on notes payable	(25,000)	(37,500)	(214,705)
Payments on stockholder loans and capital leases	(6,065)	(1,058)	(644,082)
Proceeds from Loans from Stockholders	-	64,839	6,441,046
Cash flows from financing activities	1,010,355	191,908	17,845,596

Net Increase (decrease) in cash	132,556	2,853	232,718
Cash at beginning of period	100,162	368	-

Cash at end of period	$232,718	$3,221	$232,718
Supplemental Non-Cash Financing Activities and Cash Flow Information:
Capital Stock issued for Debt and Expenses	$-	$-	$8,382,009
Common Stock issued for Engine Development Technology	$-	$-	$7,341,437
Stock Warrants issued with Convertible Debt	$137,000	$-	$269,201
Stock Warrants issued with Short-term loans	$111,650	$-	$111,650
Stock Warrants as prepaid finders fee	$125,103	$-	$125,103
Equipment Acquired via capital lease	$-	$-	$304,740
Interest paid	$21,312	$7,656	$806,300

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

B. Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has no current revenues and has a negative working capital position of $378,357 as of March 31, 2010. Current cash and cash available are not sufficient to fund operations beyond a short period of time. These conditions create uncertainty as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

C.  Loan transactions

The Company entered into five 90-day loan agreements during the quarter.  These loans are not convertible and carry a 12.0% interest rate.  Each agreement also required the company to issue warrants to purchase the applicable number of shares of common stock at $.50 per share.  The Company performed a Black-Scholls valuation for each transaction.  The call value was used to value the warrants issued.  Once the warrants were valued, the relative fair value method was used to allocate the proceeds between the warrants and the loans.  The warrant values would be credited to the APIC-Warrant account.  The difference in the face value of the loans and the proceeds assigned to the loans becomes a discount on the loans.  These discounts are then accreted over the life of the loans.

							Warrant Value	Proceeds Allocation	3/31/2010 Accretion
Date	Term	Proceeds	Warrants	Exercise Price	Interest	Call Value
1/21/2010	90 days	$100,000	50,000	$0.50	12.00%	$1.11	$55,500	$35,600	$27,293
1/27/2010	90 days	$25,000	12,500	$0.50	12.00%	$0.95	$11,875	$8,050	$5,635
1/28/2010	90 days	$25,000	12,500	$0.50	12.00%	$0.94	$11,750	$8,000	$5,511
2/4/2010	90 days	$100,000	50,000	$0.50	12.00%	$0.86	$43,000	$30,000	$18,333
2/4/2010	90 days	$100,000	50,000	$0.50	12.00%	$0.86	$43,000	$30,000	$18,333
		$350,000						$111,650

The Company also entered into a 365-day loan agreement during the quarter.  This loan is convertible and carries a 12.0% interest rate.  The agreement also requires the company to issue warrants to purchase the applicable number of shares of common stock at $1.00 per share.  The Company performed a Black-Scholls valuation for this transaction.  The call value was used to value the warrants issued.  Once the warrants were valued, the relative fair value method was used to allocate the proceeds between the warrants and the loan.  The warrant values will be credited to the APIC-Warrant account.  The difference in the face value of the loans and the proceeds assigned to the loans becomes a discount on the loans.  These discounts are then accreted over the life of the loans.  With the convertibility of this loan, a beneficial conversion feature is created.  The effective conversion price is subtracted from the stock market price to determine the beneficial conversion feature per share.  This is then multiplied by the number of warrants issued.  This BCF value is then expensed immediately, since the loan can be immediately converted.

							Warrant Value	Proceeds Allocation	3/31/2010 Accretion	Beneficial Conv. Feature Value
Date	Term	Proceeds	Warrants	Exercise Price	Interest	Call Value
3/23/2010	365 days	$500,000	250,000	$1.00	12.00%	$.76	$190,000	$137,000	$3,003	$212,000
		$500,000						$137,000		$212,000

D.  Common Stock Transactions

During the three months ended March 31, 2010, the Company issued 225,200 shares of common stock for $225,200 in cash.  The Company performed Black-Scholls valuation for each transaction.  The call value was the cost per share per this model.  The warrant allocation is the amount of the proceeds applied to the warrants.  The difference between the warrant allocation and the proceeds was allocated to the shares of common stock issued.

					Call	Warrant
Date	Shares	Proceeds	Warrants	Exercise Price	Value	Allocation
1/12/2010	100,000	$100,000	50,000	$0.50	$1.22	$60,977
1/14/2010	200	$200	100	$0.50	$1.09	$109
2/23/2010	100,000	$100,000	50,000	$0.50	$0.84	$41,939
2/23/2010	25,000	$25,000	12,500	$0.50	$0.84	$10,485
	225,200	$225,200	112,600			$113,510

Also during the three months ended March 31, 2010, the Company issued 80,000 shares of common stock for services.  The stock price was traced to the market closing price on each applicable date.  These prices were used to value the stock issued for services.

Date		Shares	Market Price	Value
2/5/2010	Services	10,000	$1.20	$12,000
2/5/2010	Services	20,000	$1.20	$24,000
2/23/2010	Services	50,000	$1.09	$54,500
		80,000		$90,500

E.  Restatement

Subsequent to issuance, the management of Viper Powersports Inc. concluded that the original accounting and allocation for the warrants issued during the current period was incorrect.  Management has subsequently determined the correct accounting procedures and has amended the March 31, 2010 financial statements.  The company used the Black-Scholl’s pricing model to value the warrants, and the assumptions for these valuations have been discussed in Note D – Common Stock Transactions and Note C – Loan Transactions.  The warrants issued have been accounted for as permanent equity pursuant to the guidance in ASC Topic 815-40-25-20.  Accordingly, the accompanying balance sheet, statement of operations, and statement of cash flows for the period described in the preceding sentence have been retroactively adjusted as summarized below:

Effect of Corrections	As Previously Reported	As Restated	Adjustment	Reference
At March 31, 2010
ASSETS
- Cash	$232,493	$232,718	$225	(1)
- Total Current Assets	$1,224,526	$1,224,751	$225	(1)
- Total Assets	$1,337,818	$1,338,043	$225	(1)
LIABILITIES
- Accounts Payable	$242,571	$242,796	$225	(1)
- Accrued Liabilities	$102,124	$118,514	$16,390	(2)
- Notes payable - related party	$232,267	$434,353	$202,086	(3)
- Notes payable	$424,512	$125,000	$(299,512)	(3)
- Short-term notes payable	$687,654	$679,458	$(8,196)	(3)
- Total Current Liabilities	$1,692,115	$1,603,108	$(89,007)	(5)
- Total Liabilities	$1,722,036	$1,633,029	$(89,007)	(5)

STOCKHOLDERS' DEFICIT
- Additional paid in capital	$32,961,735	$33,053,059	$91,324	(2	)(4)
- Accumulated deficit	$(33,359,667)	$(33,361,759)	$(2,092)	(4)
- Total Stockholders' Deficit	$(384,218)	$(294,986)	$89,232	(2	)(4)
- Total Liabilities and Stockholders' Deficit	$1,337,818	$1,338,043	$225	(1)

STATEMENT OF OPERATIONS
- Selling, general and administrative	$371,082	$463,849	$92,767	(4)
- Total Operating Expense	$688,031	$780,797	$92,766	(4)
- Loss from Operations	$685,507	$778,273	$92,766	(4)
- Interest expense	$(111,987)	$(21,313)	$90,674	(4)
- Total other (expense) income	$(402,028)	$(311,354)	$90,674	(4)
- Net Loss	$(1,087,535)	$(1,089,627)	$(2,092)	(4)

STATEMENT OF CASHFLOWS
- Net loss	$(1,087,535)	$(1,089,627)	$(2,092)	(4)
- Decrease (increase) in prepaids and other	$(81,063)	$(53,385)	$27,678	(3)
- Increase (decrease) in accounts payable	$(115,596)	$(115,371)	$225	(1)
- Increase (decrease) in accrued liabilities	$(23,488)	$(15,294)	$8,194	(2)
- Cash flows used in operating activities	$(911,804)	$(877,799)	$34,005	(5)
- Net proceeds from sale of stock	$225,200	$94,937	$(130,263)	(4)
- Net proceeds from warrants issued with stock	$-	$96,483	$96,483	(4)
- Proceeds from loans from stockholders	$350,000	$-	$(350,000)	(3)
- Cash flows from financing activities	$1,044,135	$1,010,355	$(33,780)	(3	)(4)
- Net Increase (decrease) in cash	$132,331	$132,556	$225	(1)
- Cash at end of period	$232,493	$232,718	$225	(1)

REFERENCE
(1) Correction of cash and accounts payable
(2) Reclass of accrued interest payable
(3) Reclass from notes payable and short-term notes
(4) Changes in warrant accounting
(5) Account correction of A/P & reclassification of accrued interest, N/P

F.  Subsequent Events

The company has evaluated subsequent events from March 31, 2010 through the date the financial statements were amended and issued and determined that there is the following events to disclose.

Loans:

The Company entered into two 90-day loan agreements from March 31, 2010 until the date of this filing.  These loans are not convertible and carry a 12.0% interest rate.  Each agreement also required the company to issue warrants to purchase the applicable number of shares of common stock at $.50 per share.  The client performed a Black-Scholls valuation for each transaction.  The call value was used to value the warrants issued.  Once the warrants were valued, the relative fair value method was used to allocate the proceeds between the warrants and the loans.  The warrant values would be credited to the APIC-Warrant account.  The difference in the face value of the loans and the proceeds assigned to the loans becomes a discount on the loans.  These discounts are then accreted over the life of the loans.

							Warrant Value	Proceeds Allocation	6/30/2010 Accretion
Date	Term	Proceeds	Warrants	Exercise Price	Interest	Call Value
6/16/2010	90 Days	$100,000	50,000	$1.00	12.00%	$0.22	$11,000	$9,900	$1,650
6/16/2010	90 Days	$100,000	50,000	$1.00	12.00%	$0.22	$11,000	$9,900	$1,650
		$200,000						$19,800	$3,300

The Company entered into a 90-day loan agreement during the quarter.  This loan is convertible and carries a 12.0% interest rate.  The agreement also requires the company to issue warrants to purchase the applicable number of shares of common stock at $1.00 per share.  The client performed a Black-Scholes valuation for this transaction.  The call value was used to value the warrants issued.  Once the warrants were valued, the relative fair value method was used to allocate the proceeds between the warrants and the loan.  The warrant values will be credited to the APIC-Warrant account.  The difference in the face value of the loans and the proceeds assigned to the loans becomes a discount on the loans.  These discounts are then accreted over the life of the loans.  With the convertibility of this loan, a beneficial conversion feature is created.  The effective conversion price is subtracted from the stock market price to determine the beneficial conversion feature per share.  This is then multiplied by the number of warrants issued.  This BCF value is then expensed immediately, since the loan can be immediately converted.

							Warrant Value	Proceeds Allocation	Beneficial Conv. Feature Value
Date	Term	Proceeds	Warrants	Exercise Price	Interest	Call Value
7/2/2010	90 days	$200,000	100,000	$1.00	12.00%	$0.34	$34,000	$28,800		$56,000
		$200,000	100,000					$28,800	$	- 56,000

Common Stock Transactions:

During the period from March 31, 2010 through the filing date, the Company issued 850,000 shares of common stock for $850,000 in cash.  The Company performed Black-Scholls valuation for each transaction.  The call value was the cost per share per this model.  The warrant allocation is the amount of the proceeds applied to the warrants.  The difference between the warrant allocation and the proceeds was allocated to the shares of common stock issued.

Date	Shares	Proceeds	Warrants	Exercise Price	Call Value	Warrant Allocation
5/5/2010	50,000	$50,000	50,000	$1.00	0.4	$20,000
7/1/2010	30,000	$30,000	15,000	$1.00	$0.20	$3,000
7/9/2010	250,000	$250,000	125,000	$1.00	$0.39	$48,750
7/20/2010	100,000	$100,000	50,000	$1.00	$0.44	$22,000
8/25/2010	25,000	$25,000	12,500	$1.00	$0.42	$5,250
9/2/2010	50,000	$50,000	25,000	$1.00	$0.36	$9,000
9/23/2010	25,000	$25,000	12,500	$1.00	$0.40	$5,000
9/29/2010	100,000	$100,000	50,000	$1.00	$0.37	$18,500
10/1/2010	25,000	$25,000	12,500	$1.00	$0.40	$5,000
10/1/2010	25,000	$25,000	12,500	$1.00	$0.40	$5,000
10/13/2010	30,000	$30,000	15,000	$1.00	$0.44	$6,600
10/13/2010	40,000	$40,000	20,000	$1.00	$0.44	$8,800
10/18/2010	100,000	$100,000	100,000	$1.00	$0.42	$42,000
	850,000	$850,000	500,000			$198,900

Relocation Announcement:

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

Operating Expenses

From our inception in November 2002 through March 31, 2010, we have incurred total operating expenses of $32,171,391 including $5,589,640 of research and development expenses and $19,210,061 of selling, general and administrative expenses.

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

Selling, general and administrative expenses

Selling, general and administrative expenses increased to $463,848 for the 1st quarter of 2010 from $312,793 for the 1st quarter of 2009.  Our selling and general administrative expenses were very consistent from quarter to quarter, with the exception of the finder’s fees on the loans that has been expensed during this quarter.

Loss from operations

Operational loss for the 1st quarter of 2010 was $778,273 compared to $336,069 for the 1st quarter of 2009. This increased loss in the 1st quarter of 2010 was due primarily to increased research and development in regard to the engines and warrant and beneficial conversion expenses related to the loans entered into this quarter.

Interest expense

Interest expense for the 1st quarter of 2010 was $21,313 compared to $7,656 for the 1st quarter of 2009. This slight increase during the 1st quarter of 2010 was due to securing loans for operations and inventory.

No income tax benefit was recorded regarding our net loss for the 1st quarters of 2010 and 2009; since we could not determine that it was more likely than not that any tax benefit would be realized in the future.

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

As of March 31, 2010, we had cash resources of $232,718, total liabilities of $1,633,029, and a negative working capital position of $378,357.

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

Cash Flow Information

Net cash consumed by operating activities was $877,799 during the three months ended March 31, 2010 compared to consuming cash in the amount of $189,055 for the three months ended March 31, 2009.  There was no cash used or generated from investing activities for the 1st quarters of 2010 or 2009.  Cash generated from financing activities for the three months ended March 31, 2010 was $1,010,355 compared to $191,908 for the three months ended March 31, 2009.

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

November 22, 2010
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