Form 10-Q/A
period 2010-06-30
VIPER POWERSPORTS INC
filed 2010-11-22
CIK 1337213

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

The number of shares of common stock outstanding was 14,739,160 as of November 19, 2010.

Transitional Small Business Disclosure Format (check one):  Yes ☐   No ☒

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION		3
Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis	10
Item 3.	Controls and Procedures	22

PART II: OTHER INFORMATION		23
Item 6.	Exhibits	23

SIGNATURE:		24

INDEX TO EXHIBITS
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

PART 1: FINANCIAL INFORMATION

Item 1:  Financial Statements
Viper Powersports Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	Restated
	June 30, 2010	December 31, 2009
	(Unaudited)	Audited
Assets
Current Assets:
Cash	$7,611	$100,162
Accounts receivable	239,031	212,675
Inventory and supplies	530,891	540,969
Prepaid expenses and other	216,377	61,570
Total Current Assets:	993,910	915,376

Fixed Assets:
Office & computer equipment	120,854	119,835
Manufacturing and development equipment	275,471	273,759
Vehicles	101,799	101,799
Leasehold improvements	90,446	90,446
Accumulated depreciation	(481,963)	(471,152)
Total Fixed Assets:	106,607	114,687

Other Assets:
Rental deposit and other	4,010	4,010
Total Other Assets:	4,010	4,010

Total Assets:	$1,104,527	$1,034,073

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$384,504	$358,167
Accrued liabilities	159,567	125,612
Notes payable – related party	417,000	439,353
Notes payable	100,000	150,000
Short-term notes payable, less discount of $116,341 and $0, respectively	933,659	-
Current portion of capital lease	1,345	4,052
Total Current Liabilities:	1,996,075	1,077,184

Long-Term Liabilities:
Note Payable	29,921	29,921
Total Long-Term Liabilities	29,921	29,921
Total Liabilities:	2,025,996	1,107,105

Stockholders’ Deficit:
Preferred stock, $.001 par value; authorized 20,000,000 shares; 0 issued and outstanding	-	-
Common stock, $.001 par value; authorized 25,000,000 shares; 13,764,164 and 13,408,962 issued and outstanding, respectively	13,764	13,409
Additional paid in capital	33,126,309	32,185,691
Accumulated deficit during the development stage	(34,061,542)	(32,272,132)
Total Stockholders’ Deficit:	(921,469)	(73,032)

Total Liabilities and Stockholders’ Deficit:	$1,104,527	$1,034,073

See accompanying notes to the financial statements

Viper Powersports Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended		Cumulative from November 18, 2002
	Restated June 30, 2010	Restated June 30, 2009	Restated June 30, 2010	Restated June 30, 2009	(Date of Inception) through June 30, 2010

Revenue	$1,621	$232,630	$130,600	$232,630	$1,184,694
Cost of revenues	1,104	139,531	127,559	139,531	1,139,116
Gross Profit:	516	93,099	3,041	93,099	45,578

Operating expenses
Research and development costs	196,700	46,141	513,650	69,417	5,786,343
Selling, general and administrative	374,175	920,449	838,024	1,233,242	19,584,237
Loss on impairment of assets	-	-	-	-	7,371,689
Total operating expenses:	570,876	966,590	1,351,674	1,302,659	32,742,269

Loss from operations:	(570,359)	(873,491)	(1,348,633)	(1,209,560)	(32,696,691)

Other income (expense)
Interest expense	(57,102)	(24,724)	(78,414)	(32,380)	(1,328,544)
Loss on sale of asset	-	-	-	-	(18,994)
Accretion of debt discount	(74,000)	-	(152,109)	-	(152,109)
Beneficial conversion feature on loan	-	-	(212,000)	-	(212,000)
Other income (expense)	1,678	530	1,746	2,435	346,796
Total other income (expense):	(129,423)	(24,194)	(440,777)	(29,945)	(1,364,851)

Net Loss:	$(699,783)	$(897,685)	$(1,789,410)	$(1,239,505)	$(34,061,542)

Net Loss Per Common Share:

Basic and diluted	$(0.05)	$(0.09)	$(0.13)	$(0.14)

Weighted Average Shares
Common Stock Outstanding	13,744,931	9,497,765	13,664,809	8,789,747

See accompanying notes to the financial statements.

Viper Powersports Inc.
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)

	Six Months Ended		Cumulative from Inception November 18, 2002
	Restated June 30, 2010	Restated June 30, 2009	through June 30, 2010
Cash flows from operating activities:
Net loss	$(1,789,410)	$(1,239,505)	$(34,061,542)
Expenses not requiring an outlay of cash:
Depreciation	10,811	51,681	551,575
Common stock and warrants issued for compensation and services	90,500	683,698	8,623,436
Beneficial conversion feature on convertible loan	212,000	-	212,000
Accretion of debt discount	152,109	-	152,109
Impairment loss	-	-	7,371,689
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(26,356)	(191,135)	(240,298)
Decrease (increase) in inventory and supplies	10,078	(14,713)	(525,386)
Decrease (increase) in prepaids and other	(18,704)	(36,779)	(131,967)
Increase (decrease) in accounts payable	26,337	76,226	509,510
Increase (decrease) accrued interest	21,323	-	21,323
Increase (decrease) in accrued liabilities	12,132	56,648	173,474
Net cash provided by (used in) operating activities	(1,299,180)	(613,879)	(17,344,077)

Cash flows from investing activities:
Proceeds from sale of fixed asses	-	-	18,994
Funding from Thor Performance for engine development			150,000
Purchase of intellectual property	-	-	(35,251)
Purchase of fixed assets	(2,731)	(666)	(826,656)
Net cash provided by (used in) investing activities	(2,731)	(666)	(692,913)

Cash flows from financing activities:
Net proceeds from sale of stock	120,436	408,227	10,740,184
Net proceeds from warrants issued with stock	113,484	-	113,484
Proceeds from note payable	1,050,000	127,000	1,652,169
Payments on note payable	(50,000)	-	(239,705)
Payments on stockholder loans and capital leases	(135,560)	(19,558)	(773,577)
Proceeds from loans from stockholders	111,000	108,111	6,552,046
Net cash provided by (used in) financing activities	1,209,360	623,780	18,044,601

Net change in cash and cash equivalents	(92,551)	9,235	7,611
Cash, beginning of period	100,162	368	-

Cash, end of period	$7,611	$9,603	$7,611

Supplemental Non-Cash Financing Activities and Cash Flow Information:
Capital Stock issued for Debt & Expenses	$-	$25,000	$8,382,009
Common stock issued for engine development technology	$-	$-	$7,341,437
Stock warrants issued with convertible debt	$137,000	$-	$269,201
Stock warrants issued with Short-term loan	$131,450	$-	$131,450
Stock warrants issued as prepaid finders fee	$136,103	$-	$136,103
Equipment acquired via capital lease	$-	$-	$304,740
Interest paid	$78,414	$7,656	$863,402

See accompanying notes to the financial statements

Viper Powersports Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A.  Basis of Presentation

The consolidated balance sheet as of June 30, 2010, the consolidated statements of operations for the three month and six month periods ended June 30, 2010 and 2009 and the consolidated statements of cash flows for the six month periods ended June 30, 2010 and 2009 have been prepared by Viper Powersports Inc., (the ‘Company”) without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, as of June 30, 2010 and results of operations and cash flows for the three month and six month periods ended June 30, 2010 and 2009 presented herein have been made.

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

B. Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has minimal revenues and has a negative working capital position of $1,002,165 as of June 30, 2010. Current cash and cash available is not sufficient to fund operations beyond a short period of time. These conditions create uncertainty as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

C.  Loan transactions

The Company entered into two 90-day loan agreements during the six months ended June 30,2010.  These loans are not convertible and carry a 12.0% interest rate.  Each agreement also required the company to issue warrants to purchase the applicable number of shares of common stock at $.50 per share.  The client performed a Black-Scholls valuation for each transaction.  The call value was used to value the warrants issued.  Once the warrants were valued, the relative fair value method was used to allocate the proceeds between the warrants and the loans.  The warrant values would be credited to the APIC-Warrant account.  The difference in the face value of the loans and the proceeds assigned to the loans becomes a discount on the loans.  These discounts are then accreted over the life of the loans.

				Exercise		Call	Warrant	Proceeds	6/30/2010
Date	Term	Proceeds	Warrants	Price	Interest	Value	Value	Allocation	Accretion
1/21/2010	90 days	$100,000	50,000	$0.50	12.00%	$1.11	$55,500	$35,600	$27,293
1/27/2010	90 days	$25,000	12,500	$0.50	12.00%	$0.95	$11,875	$8,050	$5,635
1/28/2010	90 days	$25,000	12,500	$0.50	12.00%	$0.94	$11,750	$8,000	$5,511
2/4/2010	90 days	$100,000	50,000	$0.50	12.00%	$0.86	$43,000	$30,000	$18,333
2/4/2010	90 days	$100,000	50,000	$0.50	12.00%	$0.86	$43,000	$30,000	$18,333
6/16/2010	90 Days	$100,000	50,000	$1.00	12.00%	$0.22	$11,000	$9,900	$1,650
6/16/2010	90 Days	$100,000	50,000	$1.00	12.00%	$0.22	$11,000	$9,900	$1,650
		$550,000						$131,450	$78,406

The Company entered into a 365-day loan agreement during the quarter.  This loan is convertible and carries a 12.0% interest rate.  The agreement also requires the company to issue warrants to purchase the applicable number of shares of common stock at $1.00 per share.  The client performed a Black-Scholls valuation for this transaction.  The call value was used to value the warrants issued.  Once the warrants were valued, the relative fair value method was used to allocate the proceeds between the warrants and the loan.  The warrant values will be credited to the APIC-Warrant account.  The difference in the face value of the loans and the proceeds assigned to the loans becomes a discount on the loans.  These discounts are then accreted over the life of the loans.  With the convertibility of this loan, a beneficial conversion feature is created.  The effective conversion price is subtracted from the stock market price to determine the beneficial conversion feature per share.  This is then multiplied by the number of warrants issued.  This BCF value is then expensed immediately, since the loan can be immediately converted.

				Exercise			Warrant	Proceeds	Beneficial Conv. Feature
Date	Term	Proceeds	Warrants	Price	Interest	Call Value	Value	Allocation	Value
3/23/2010	365 days	$500,000	250,000	$1.00	12.00%	$0.76	$190,000	$137,000	$212,000
		$500,000						$137,000	$212,000

D.  Common Stock Transactions

During the six months ended June 30, 2010, the Company issued 50,000 shares of common stock for $50,000 in cash.  The Company performed Black-Scholls valuation for each transaction.  The call value was the cost per share per this model.  The warrant allocation is the amount of the proceeds applied to the warrants.  The difference between the warrant allocation and the proceeds was allocated to the shares of common stock issued.

					Call	Warrant
Date	Shares	Proceeds	Warrants	Exercise Price	Value	Allocation
1/12/2010	100,000	$100,000	50,000	$0.50	$1.22	$60,977
1/14/2010	200	$200	100	$0.50	$1.09	$109
2/23/2010	100,000	$100,000	50,000	$0.50	$0.84	$41,939
2/23/2010	25,000	$25,000	12,500	$0.50	$0.84	$10,485
5/5/2010	50,000	$50,000	25,000	$1.00	$0.40	$10,000
	275,200	$275,200	137,600			$123,510

Also during the six months ended June 30, 2010, the Company issued 80,000 shares of common stock for services.  The stock price was traced to the market closing price on each applicable date.  These prices were used to value the stock issued for services.

Date	Shares	Market Price	Value
2/5/2010	10,000	$1.20	$12,000
2/5/2010	20,000	$1.20	$24,000
2/23/2010	50,000	$1.09	$54,500
	80,000		$90,500

E. Restatement

Subsequent to issuance, the management of Viper Powersports Inc. concluded that the original accounting and allocation for the warrants issued during the current period was incorrect.  Management has subsequently determined the correct accounting procedures and has amended the June 30, 2010 financial statements.  The company used the Black-Scholl’s pricing model to value the warrants, and the assumptions for these valuations have been discussed in Note C – Common Stock Transactions and Note D – Loan Transactions.  The warrants issued have been accounted for as permanent equity pursuant to the guidance in ASC Topic 815-40-25-20.  Accordingly, the accompanying balance sheet, statement of operations, and statement of cash flows for the period amended as June 30, 2010 have been retroactively adjusted as summarized below:

Effect of Corrections	As Previously Reported	As Restated	Adjustment	Reference
At June 30, 2010
LIABILITIES
- Accrued Liabilities	$102,124	$159,567	$57,443	(1)
- Notes payable - related party	$326,000	$417,000	$91,000	(1)
- Notes payable	$198,266	$100,000	$(98,266)	(1)
- Short-term notes payable	$1,051,861	$933,659	$(118,202)	(1)
- Total Current Liabilities	$1,692,115	$1,603,108	$(89,007)	(3)
- Total Liabilities	$2,094,021	$2,025,996	$(68,025)	(3)

STOCKHOLDERS' DEFICIT
- Additional paid in capital	$33,024,580	$33,126,309	$101,729	(2)
- Accumulated deficit	$(34,027,838)	$(34,061,542)	$(33,704)	(4)
- Total Stockholders' Deficit	$(989,494)	$(921,469)	$68,025	(2)(4)

STATEMENT OF OPERATIONS
Three Months ended June 30, 2010
- Selling, general and administrative	$371,082	$463,849	$92,767	(4)
- Total Operating Expense	$688,031	$780,797	$92,766	(4)
- Loss from Operations	$685,507	$778,273	$92,766	(4)
- Interest expense	$(111,987)	$(21,313)	$90,674	(4)
- Total other (expense) income	$(402,028)	$(311,354)	$90,674	(4)
- Net Loss	$(1,087,535)	$(1,089,627)	$(2,092)	(4)

Six Months ended June 30, 2010
- Selling, general and administrative	$730,418	$838,024	$107,606	(2)
- Total Operating Expense	$1,244,070	$1,351,674	$107,604	(2)
- Loss from Operations	$(1,241,029)	$(1,348,633)	$(107,604)	(2)
- Interest expense	$(152,314)	$(78,424)	$73,890	(2)
- Total other (expense) income	$(514,677)	$(440,777)	$73,900	(2)
- Net Loss	$(1,755,706)	$(1,789,410)	$(33,704)	(2)

STATEMENT OF CASHFLOWS
Six Months ended June30, 2010
- Net loss	$(1,755,706)	$(1,789,410)	$(33,704)	(2)
- Stock warrants issued for comp and services	$-	$90,500	$90,500	(2)
- Decrease (increase) in prepaids and other	$(154,807)	$(18,704)	$136,103	(2)
- Increase (decrease) in accrued interest	$8,195	$21,323	$13,128	(3)
- Increase (decrease) in accrued liabilities	$(26,195)	$12,132	$38,327	(2)
- Cash flows used in operating activities	$(1,543,535)	$(1,299,180)	$244,355	(3)
- Net proceeds from sale of stock	$466,941	$120,436	$(346,505)	(4)
- Net proceeds from warrants issued with stock	$-	$113,484	$113,484	(4)
- Proceeds from notes payable	$-	$1,050,000	$1,050,000	(4)
- Payments on notes payable	$(123,512)	$(50,000)	$73,512	(4)
- Payments on stockholder loans and cap leases	$(14,341)	$(135,560)	$(121,219)	(4)
- Proceeds from loans from stockholders	$1,124,627	$111,000	$(1,013,627)	(3)
- Cash flows from financing activities	$1,453,714	$1,209,360	$(244,354)	(3)(4)

REFERENCE
(1) Reclass from Notes payable and Short-term notes
(2) Period effect on results of operations for changes in accounting procedures
(3) Cumulative effect of account correction of A/P & reclassification of accrued interest, N/P
(4) Cumulative effect on results of operations for changes in accounting procedures

F. Subsequent Events

The company has evaluated subsequent events from June 30, 2010 through the date the financial statements were issued and determined that there is one event to disclose.

The Company entered into a 90-day loan agreement during the quarter ..  This loan is convertible and carries a 12.0% interest rate.  The agreement also requires the company to issue warrants to purchase the applicable number of shares of common stock at $1.00 per share.  The client performed a Black-Scholls valuation for this transaction.  The call value was used to value the warrants issued.  Once the warrants were valued, the relative fair value method was used to allocate the proceeds between the warrants and the loan.  The warrant values will be credited to the APIC-Warrant account.  The difference in the face value of the loans and the proceeds assigned to the loans becomes a discount on the loans.  These discounts are then accreted over the life of the loans.  With the convertibility of this loan, a beneficial conversion feature is created.  The effective conversion price is subtracted from the stock market price to determine the beneficial conversion feature per share.  This is then multiplied by the number of warrants issued.  This BCF value is then expensed immediately, since the loan can be immediately converted.

							Warrant Value	Proceeds Allocation	Beneficial Conv. Feature Value
Date	Term	Proceeds	Warrants	Exercise Price	Interest	Call Value
7/2/2010	90 days	$200,000	100,000	$1.00	12.00%	$0.34	$34,000	$28,800		$56,000
		$200,000	100,000					$28,800	$	- 56,000

During the period from June 30, 2010 through the filing date, the Company issued 800,000 shares of common stock and 450,000 warrants for $800,000 in cash. Client performed Black-Scholls valuation for each transaction.  The call value was the cost per share per this model.  The warrant allocation is the amount of the proceeds applied to the warrants.  The difference between the warrant allocation and the proceeds was allocated to the shares of common stock issued.

Date	Shares	Proceeds	Warrants	Exercise Price	Call Value	Warrant Allocation
7/1/2010	30,000	$30,000	15,000	$1.00	$0.20	$3,000
7/9/2010	250,000	$250,000	125,000	$1.00	$0.39	$48,750
7/20/2010	100,000	$100,000	50,000	$1.00	$0.44	$22,000
8/25/2010	25,000	$25,000	12,500	$1.00	$0.42	$5,250
9/2/2010	50,000	$50,000	25,000	$1.00	$0.36	$9,000
9/23/2010	25,000	$25,000	12,500	$1.00	$0.40	$5,000
9/29/2010	100,000	$100,000	50,000	$1.00	$0.37	$18,500
10/1/2010	25,000	$25,000	12,500	$1.00	$0.40	$5,000
10/1/2010	25,000	$25,000	12,500	$1.00	$0.40	$5,000
10/13/2010	30,000	$30,000	15,000	$1.00	$0.44	$6,600
10/13/2010	40,000	$40,000	20,000	$1.00	$0.44	$8,800
10/18/2010	100,000	$100,000	100,000	$1.00	$0.42	$42,000
	800,000	$800,000	450,000			$178,900

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

The Company has approved and is well satisfied with the most recent prototype of the Ilmor-designed Viper engine, and accordingly has ordered considerable commercial Ilmor engines which are now being delivered.  Ilmor agrees to manufacture and supply all V-Twin requirements of Viper and in turn Viper must purchase all its engines exclusively from Ilmor. Ilmor will bear the cost and expense of all tooling, parts and components to manufacture and supply Viper engines until finished engines are invoiced and shipped to the Company. So long as Viper satisfies certain minimum annual engine purchase requirements, Ilmor shall not develop, manufacture or sell a similar V-Twin engine for itself or any third party.

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

Results of Operations

Revenues

Since our 2002 inception, we have generated total revenues of $1,184,694 some of which occurred in 2004 before we discontinued offering a motorcycle with a non-proprietary engine. We anticipate that our future revenues for the next 12 months will be primarily from sale of Viper cruisers, although we expect to begin obtaining sales of our proprietary engines in the aftermarket by the fourth quarter of 2010. We anticipate receiving additional revenues from our planned line of custom parts and accessories for the motorcycle aftermarket as well as our Viper branded apparel and other merchandise.

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

Operating Expenses

From our inception in November 2002 through June 30, 2010, we have incurred total operating expenses of $32,742,269 including $5,786,343 of research and development expenses and $19,584,237 of selling, general and administrative expenses.

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

Comparison of Quarter Ended June 30, 2010 to Quarter Ended June 30, 2009.

Revenues and Gross Profit

There was $1,621 of motorcycle and parts revenue for the 2nd quarter of 2010 as compared to revenue for the 2nd quarter of 2009 of $232,630.  During the second quarter of 2009 there were 9 motorcycles built and sold to the dealer base.

Research and Development Expenses

Research and development increased by $150,561 to $196,700 for the 2nd quarter of 2010 from $46,141 for the 2nd quarter of 2009. This increase was due primarily to development expense associated with our agreement with Ilmor Engineering in regards to engine development.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased to $374,175 for the 2nd quarter of 2010 from $920,449 for the 2nd quarter of 2009.  Our selling and general administrative expenses were reduced significantly through lower personnel, lower professional fees and reduced selling and marketing expenses.

Loss from operations

Operational loss for the 2nd quarter of 2010 was $570,359 compared to $873,491 for the 2nd quarter of 2009. This decreased loss in the 2nd quarter of 2010 was due primarily to increased research and development cost, no substantial revenue and reduced selling and administrative cost.

Interest expense

Interest expense for the 2nd quarter of 2010 was $57,102 compared to $24,724 for the 2nd quarter of 2009. This increase during the 2nd quarter of 2010 was due to securing loans for operations and inventory.

Comparison of the Six months Ended June 30, 2010 and June 30, 2009.

Revenues and Gross Profit

Revenue of motorcycle and parts revenue for the first six months of 2010 was $130,600 as compared to revenue for the same period of 2009 of $232,630.   Nine motorcycle were built and sold during the second quarter of 2009.

Research and Development Expenses

Research and development cost were $513,650 for the first six months of 2010 as compared to the same period of 2009 of $69,417. This increase was due primarily to development expense associated with our agreement with Ilmor Engineering in regards to engine development.

Selling, general and administrative expenses

Selling, general and administrative expenses were $838,024 for the first six months of 2010 as compared to the same period of 2009 of $1,233,242.  Our selling and general administrative expenses were significantly reduced during the second quarter.

Loss from operations

Operational loss for the first six months of 2010 were $1,348,633 compared to the loss of $1,209,560 for the first six months of 2009. This increased loss in the 2nd quarter of 2010 was due primarily to increased research and development cost as well as no substantial revenue.

Interest expense

Interest expense for the first six months of 2010 was $78,414 compared to $32,380 for the first six months of 2009. This increase was due to securing loans for operations and inventory.

No income tax benefit was recorded regarding our net loss for the 2nd quarters of 2010 and 2009 since we could not determine that it was more likely than not that any tax benefit would be realized in the future.

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

As of June 30, 2010, we had cash resources of $7,611, total liabilities of $2,025,996, and a negative working capital position of $1,002,165.

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

Cash Flow Information

Net cash consumed by operating activities was $1,299,180 during the six months ended June 30, 2010 compared to consuming cash in the amount of $613,879 for the six months ended June 30, 2009 which substantial increase was attributable primarly to increased operational expenses necessary to engage fully in commercial marketing and production activities.

There was $2,731 of cash used in investing activities related to purchase of fixed assets for the 2nd quarter of 2010 as compared to $666 for 2009.

Cash generated from financing activities for the six months ended June 30, 2010 was $1,209,360 including $120,436 from sales of our common stock plus proceeds from notes payable of $1,050,000, compared to $623,780 for the six months ended June 30, 2009 including $408,227 from sales of our common stock plus proceeds from notes payable of $127,000.

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
Jerome L. Posey Principal Financial Officer

November 22, 2010
Hopkins, Minnesota

VIPER POWERSPORTS INC.
INDEX TO EXHIBITS

Restated Form 10-Q for Quarter Ended June 30, 2010	Commission File No. 000-51632

Exhibit
Number	Description
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002