Form 10-Q
period 2010-09-30
VIPER POWERSPORTS INC
filed 2010-11-22
CIK 1337213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 1O-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements	3
Item 2. Management’s Discussion and Analysis	9
Item 3. Controls and Procedures	18

PART II: OTHER INFORMATION
Item 6. Exhibits	19

SIGNATURE:	20

INDEX TO EXHIBITS	21
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

PART 1: FINANCIAL INFORMATION

Item 1:  Financial Statements
Viper Powersports Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	September 30, 2010	December 31, 2009
	(Unaudited)
Assets
Current Assets:
Cash	$10,380	$100,162
Accounts receivable	267,727	212,675
Inventory and supplies	797,196	540,969
Prepaid expenses and other	189,844	61,570
Total Current Assets:	1,265,148	915,376

Fixed Assets:
Office & computer equipment	124,100	119,835
Manufacturing and development equipment	275,471	273,759
Vehicles	101,799	101,799
Leasehold improvements	90,446	90,446
Accumulated depreciation	(487,369)	(471,152)
Total Fixed Assets:	104,447	114,687

Other Assets:
Rental deposit and other	4,010	4,010
Total Other Assets:	4,010	4,010

Total Assets:	$1,373,604	$1,034,073

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$471,699	$358,167
Accrued liabilities	182,121	125,612
Notes payable – related party	75,000	439,353
Notes payable	387,000	150,000
Short-term notes payable, less discount of $65,310 and $0, respectively	1,184,690	-
Current portion of capital lease	530	4,052
Total Current Liabilities:	2,301,040	1,077,184

Long-term Liabilities:
Note Payable	29,921	29,921
Total Long-Term Liabilities	29,921	29,921
Total Liabilities:	2,330,961	1,107,105

Stockholders’ Deficit:
Preferred stock, $.001 par value; authorized 20,000,000 shares; 0 issued and outstanding	-	-
Common stock, $.001 par value; authorized 25,000,000 shares; 14,344,160 and 13,408,962 issued and outstanding, respectively	14,344	13,409
Additional paid in capital	33,646,849	32,185,691
Accumulated deficit during the development stage	(34,618,550)	(32,272,132)
Total Stockholders’ Deficit:	(957,357)	(73,032)

Total Liabilities and Stockholders’ Deficit:	$1,373,604	$1,034,073

See accompanying notes to the financial statements

Viper Powersports Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended September 30		For the Nine Months Ended September 30,		Cumulative from November 18, 2002 (Date of Inception) through
	2010	2009	2010	2009	Sept 30, 2010

Revenues (net of returns)	$35,257	$141,039	$165,857	$373,669	$1,219,951
Cost of revenues	23,298	140,618	150,856	280,149	1,162,413
Gross profit:	11,961	421	15,001	93,520	57,538

Operating expenses
Research and development costs	18,610	114,049	532,260	183,136	5,804,953
Selling, general and administrative	373,885	343,760	1,211,909	1,577,332	19,958,122
Loss on impairment of assets	-	-	-	-	7,371,689
Total operating expenses	392,495	457,809	1,744,169	1,760,468	33,134,764

Loss from operations:	(380,534)	(457,388)	(1,729,168)	(1,666,948)	(33,077,226)

Other income (expense)
Interest expense	(43,441)	(28,705)	(121,855)	(61,085)	(1,371,985)
Loss on sale of asset	-	-	-	-	(18,994)
Accretion of debt discount	(77,033)	-	(229,141)	-	(229,141)
Beneficial conversion feature on loan	(56,000)	-	(268,000)	-	(268,000)
Other income	-	-	1,746	2,435	346,796
Total other income (expense)	(176,473)	(28,705)	(617,250)	(58,650)	(1,541,324)

Net Loss:	$(557,007)	$(486,093)	$(2,346,418)	$(1,725,598)	$(34,618,550)

Net Loss per Common Share:

Basic and diluted	$(0.04)	$(0.04)	(0.17)	$(0.17)

Weighted Average Share
Common Stock Outstanding	14,125,629	11,581,953	13,820,104	10,444,619

See accompanying notes to the financial statements.

Viper Powersports Inc.
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,		Cumulative from November 18, 2002 (Date of Inception) through
	2010	2009	Sept 30, 2010
Cash flows from operating activities:
Net loss	$(2,346,418)	$(1,725,598)	$(34,618,550)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	16,217	73,831	556,988
Common stock and warrants issued for compensation and expenses	90,500	683,698	8,623,436
Beneficial conversion feature on convertible loan	268,000	-	268,000
Accretion of debt discount	229,140	-	229,140
Impairment loss	-	-	7,371,689
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(55,052)	(262,467)	(268,994)
Decrease (increase) in inventory and supplies	(256,227)	77,597	(791,691)
Decrease (increase) in prepaids and other	22,829	(40,320)	(136,092)
Increase (decrease) in accounts payable	113,532	187,970	596,705
Increase (decrease) in accrued interest	21,323	-	21,323
Increase (decrease) in accrued liabilities	34,686	57,374	196,024
Net cash provided by (used in) operating activities	(1,861,470)	(947,915)	(17,906,367)

Cash flows from investing activities:
Proceeds from sale of fixed assests	-	-	18,994
Funding from Thor Performance for engine development	-	-	150,000
Purchase of intellectual property	-	-	(35,251)
Purchase of fixed assets	(5,977)	(1,865)	(829,902)
Net cash provided by (used in) investing activities	(5,977)	(1,865)	(696,159)

Cash flows from financing activities:
Net proceeds from sale of stock	469,443	660,197	11,089,191
Net proceeds from warrants issued with stock	188,597	-	188,597
Proceeds from note payable	1,250,000	-	1,852,169
Payments on note payable	(75,000)	-	(264,705)
Payments on stockholder loans and capital leases	(201,375)	(52,299)	(839,392)
Proceeds from loans from stockholders	146,000	375,934	6,587,046
Net cash provided by (used in) financing activities	1,777,665	983,832	18,612,906

Net change in cash and cash equivalents	(89,782)	34,052	10,380
Cash, beginning of period	100,162	368	-

Cash, end of period	$10,380	$34,420	$10,380

Supplemental Non-Cash Financing Activities and Cash Flow Information:
Capital Stock issued for Debt & Expenses	$-	$-	$8,382,009
Common stock issued for engine development technology and engine development obligation of $150,000	$-	$-	$7,341,437
Stock warrants issued with convertible debt	$163,000	$-	$295,201
Stock warrants issued with Short-term loans	131,450	-	131,450
Stock warrants issued as prepaid finders fee	151,103	-	151,103
Equipment acquired via capital lease	$-	$-	$304,740

Interest paid	$189,838	$32,380	$974,826

See accompanying notes to the financial statements

Viper Powersports Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A.  Basis of Presentation

The consolidated balance sheet as of September 30, 2010, the consolidated statements of operations for the three month and nine month periods ended September 30, 2010 and 2009 and the consolidated statements of cash flows for the nine month periods ended September 30, 2010 and 2009 have been prepared by Viper Powersports Inc. , (the ‘Company”) without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, as of September 30, 2010 and results of operations and cash flows for the three month and nine month periods ended September 30, 2010 and 2009 presented herein have been made.

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

B. Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has minimal revenues and has a negative working capital position of $932,178 as of September 30, 2010. Current cash and cash available is not sufficient to fund operations beyond a short period of time. These conditions create uncertainty as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

C.  Loan Transactions

The Company entered into seven 90-day loan agreements during the nine months ended September 30, 2010.  These loans are not convertible and carry a 12.0% interest rate.  Each agreement also required the company to issue warrants to purchase the applicable number of shares of common stock at $.50 per share.  The Company performed a Black-Scholls valuation for each transaction.  The call value was used to value the warrants issued.  Once the warrants were valued, the relative fair value method was used to allocate the proceeds between the warrants and the loans.  The warrant values would be credited to the APIC-Warrant account.  The difference in the face value of the loans and the proceeds assigned to the loans becomes a discount on the loans.  These discounts are then accreted over the life of the loans.

				Exercise		Call	Warrant	Proceeds	9/30/2010
Date	Term	Proceeds	Warrants	Price	Interest	Value	Value	Allocation	Accretion
1/21/2010	90 days	$100,000	50,000	$0.50	12.00%	$1.11	$55,500	$35,600	$27,293
1/27/2010	90 days	$25,000	12,500	$0.50	12.00%	$0.95	$11,875	$8,050	$5,635
1/28/2010	90 days	$25,000	12,500	$0.50	12.00%	$0.94	$11,750	$8,000	$5,511
2/4/2010	90 days	$100,000	50,000	$0.50	12.00%	$0.86	$43,000	$30,000	$18,333
2/4/2010	90 days	$100,000	50,000	$0.50	12.00%	$0.86	$43,000	$30,000	$18,333
6/16/2010	90 Days	$100,000	50,000	$1.00	12.00%	$0.22	$11,000	$9,900	$1,650
6/16/2010	90 Days	$100,000	50,000	$1.00	12.00%	$0.22	$11,000	$9,900	$1,650
		$550,000	275,000					$131,450	$78,406

The Company entered into a 90-day loan agreement and a 365-day loan agreement during the nine months ended September 30, 2010.  These loans are convertible and carry a 12.0% interest rate.  The agreement also requires the company to issue warrants to purchase the applicable number of shares of common stock at $1.00 per share.  The client performed a Black-Scholls valuation for this transaction.  The call value was used to value the warrants issued.  Once the warrants were valued, the relative fair value method was used to allocate the proceeds between the warrants and the loan.  The warrant values will be credited to the APIC-Warrant account.  The difference in the face value of the loans and the proceeds assigned to the loans becomes a discount on the loans.  These discounts are then accreted over the life of the loans.  With the convertibility of this loan, a beneficial conversion feature is created.  The effective conversion price is subtracted from the stock market price to determine the beneficial conversion feature per share.  This is then multiplied by the number of warrants issued.  This BCF value is then expensed immediately, since the loan can be immediately converted.

									Beneficial Conv.
				Exercise			Warrant	Proceeds	Feature
Date	Term	Proceeds	Warrants	Price	Interest	Call Value	Value	Allocation	Value
3/23/2010	365 days	$500,000	250,000	$1.00	12.00%	$0.76	$190,000	$137,000	$212,000
7/2/2010	90 days	$200,000	100,000	$1.00	12.00%	$0.34	$34,000	$28,800	$56,000
		$700,000	350,000					$165,800	$268,000

 D.  Common Stock Transactions

During the nine months ended September 30, 2010, the Company issued 855,200 shares of common stock and 427,600 warrants for $855,200 in cash.  Client performed Black-Scholls valuation for each transaction.  The call value was the cost per share per this model.   The warrant allocation is the amount of the proceeds applied to the warrants.  The difference between the warrant allocation and the proceeds was allocated to the shares of common stock issued.

					Call	Warrant
Date	Shares	Proceeds	Warrants	Exercise Price	Value	Allocation
1/12/2010	100,000	$100,000	50,000	$0.50	$1.22	$60,977
1/14/2010	200	$200	100	$0.50	$1.09	$109
2/23/2010	100,000	$100,000	50,000	$0.50	$0.84	$41,939
2/23/2010	25,000	$25,000	12,500	$0.50	$0.84	$10,485
5/5/2010	50,000	$50,000	25,000	$1.00	$0.40	$10,000
7/1/2010	30,000	$30,000	15,000	$1.00	$0.20	$3,000
7/9/2010	250,000	$250,000	125,000	$1.00	$0.39	$48,750
7/20/2010	100,000	$100,000	50,000	$1.00	$0.44	$22,000
8/25/2010	25,000	$25,000	12,500	$1.00	$0.42	$5,250
9/2/2010	50,000	$50,000	25,000	$1.00	$0.36	$9,000
9/23/2010	25,000	$25,000	12,500	$1.00	$0.40	$5,000
9/29/2010	100,000	$100,000	50,000	$1.00	$0.37	$18,500
	855,200	$855,200	427,600			$235,010

Also during the nine months ended September 30, 2010, the Company issued 80,000 shares of common stock for services.  The stock price was traced to the market closing price on each applicable date.  These prices were used to value the stock issued for services.

Date	Shares	Market Price	Value
2/5/2010	10,000	$1.20	$12,000
2/5/2010	20,000	$1.20	$24,000
2/23/2010	50,000	$1.09	$54,500
	80,000		$90,500

E.  Subsequent Events

During the period from September 30, 2010, through the date of this filing, the Company issued 220,000 shares of common stock for $220,000 in cash.  Client performed Black-Scholls valuation for each transaction.  The call value was the cost per share per this model .   The warrant allocation is the amount of the proceeds applied to the warrants.  The difference between the warrant allocation and the proceeds was allocated to the shares of common stock issued.

					Call	Warrant
Date	Shares	Proceeds	Warrants	Exercise Price	Value	Allocation
10/1/2010	25,000	$25,000	12,500	$1.00	$0.40	$5,000
10/1/2010	25,000	$25,000	12,500	$1.00	$0.40	$5,000
10/13/2010	30,000	$30,000	15,000	$1.00	$0.44	$6,600
10/13/2010	40,000	$40,000	20,000	$1.00	$0.44	$8,800
10/18/2010	100,000	$100,000	50,000	$1.00	$0.42	$21,000
	220,000	$220,000	110,000			$46,400

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

Business Development Overview

Viper Powersports Inc., the Company, was incorporated in Nevada in 1980 under a former name.   The Company ceased all active operation in 2001 and remained inactive until its stock exchange acquisition of Viper Motorcycle Company in early 2005, incident to which it changed its name to Viper Powersports Inc.

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

Viper Performance Inc. was incorporated by us in March 2005 as a wholly-owned Minnesota corporation. We organized and incorporated Viper Performance Inc. for the purpose of  holding engine development technology which we acquired.

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

We have completed the development and extensive testing of proprietary V-Twin engines including actual performance testing of the engines on our Viper motorcycles, and we have been very satisfied with their performance while powering our cruisers during all kinds of street and highway running conditions.  Our proprietary V-Twin engines were designed and developed by Melling Consultancy Design (MCD), a leading professional engine design and development firm based in England.

After undergoing an extensive engine emissions testing program for an entire year conducted by a leading independent test laboratory in 2008-2009, our proprietary V-Twin engines satisfactorily passed  and complied with all noise and pollution emissions requirements of both the federal Environmental  Protection Agency (EPA) and the more stringent emissions requirements of the California  Air Resources Board (CARB).  Satisfying these standards constitutes a touchstone achievement for the Company that we believe places us in a commanding competitive position in the upscale custom motorcycle market.

We commenced commercial marketing, very limited production and commercial shipment of Viper motorcycles in 2009, and we currently hold material orders from our Viper dealer base of motorcycle dealers.  Our current firm orders from Viper dealers exceed our remaining available production capacity for remaining 2010 and early 2011.

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

Under the  Ilmor/Viper Contract, Ilmor has assumed all design, development, testing, quality control and manufacturing with respect to an upgraded Ilmor-designed Viper V-Twin engine. Ilmor has completed design and development operations and is now producing commercial engines based on specifications jointly developed by Ilmor and Viper. Under a payment schedule extending through November 2012, the Company will pay Ilmor a total of $745,000 for the design, development and testing of this V-Twin engine.

The Company is well satisfied with the final prototype of the Ilmor-designed Viper engine, and accordingly has ordered considerable commercial Ilmor engines which are now being delivered.  Ilmor agrees to manufacture and supply all V-Twin requirements of Viper and in turn Viper must purchase all its engines exclusively from Ilmor. Ilmor will bear the cost and expense of all tooling, parts and components to manufacture and supply Viper engines until finished engines are invoiced and shipped to the Company. So long as Viper satisfies certain minimum annual engine purchase requirements, Ilmor shall not develop, manufacture or sell a similar V-Twin engine for itself or any third party.

These Ilmor-designed Viper engines include being labeled with an Ilmor brand, for which the Company has been granted a non-exclusive paid-up license to use the Ilmor Mark in connection with sale and distribution of Viper engines.  All intellectual property rights related to any Ilmor Marks, however, continue to be owned exclusively by Ilmor.  Engine pricing to be paid to Ilmor by Viper will be determined annually based on the actual Bill of Materials for components, labor and assembly costs incurred by Ilmor, plus a reasonable mark-up percentage.

Plan of Operation

Our long-term business strategy or goal is to become a leading developer and supplier of premium V-Twin heavyweight motorcycles, V-Twin engines, and ancillary motorcycle aftermarket products. In implementing this strategy, we intend to execute the following matters for the next twelve months:

Continue commercializing the Diamondback & Mamba – Our primary focus will be to complete implementing and improving production operations for our motorcycle products to be manufactured by us effectively on a commercial scale. We have completed a production assembly line including shelving, railings and individual station equipment necessary for efficient factory production operations. We also have obtained all vendors, suppliers or subcontract third parties needed for obtaining components, parts and raw materials for our motorcycles and having them painted after assembly, and we will continue to identify and obtain alternate sources for material components.

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

Market and Sell Ancillary Viper Products – In early 2011, we intend to commence marketing and sales of a variety of ancillary products under our Viper brand, particularly in the large custom cruiser aftermarket. We expect our primary aftermarket sales will be our line of powerful Viper V-Twin engines, and by 2011 we anticipate obtaining substantial revenues from Viper engine sales in this active aftermarket.  We also will outsource production of ancillary Viper items from third-party suppliers including various motorcycle parts and accessories, apparel, and other Viper branded merchandise. For example, we have obtained a source to provide us with a line of Viper branded apparel. Our ancillary Viper products will be sold through multiple marketing channels including Viper dealers, independent aftermarket catalogs and our website.

Relocation of Manufacturing operations - Viper Motorcycle Company has announced in a press release dated August 10, 2010 that it has plans to begin manufacturing motorcycles in Auburn, Alabama. The company will move its operations from Hopkins, Minnesota to Auburn, Alabama as soon as possible with full production beginning in 2011.  A brand new facility in Auburn Technology Park West will become the new headquarters and production facility for Viper Motorcycle Company and we have entered into a lease to occupy these facilities when ready.

Operational Overview

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

Results of Operations

Revenues

Since our inception, we have generated total revenues of $1,219,951 some of which occurred in 2004 before we discontinued offering a motorcycle with a non-proprietary engine. We anticipate that our future revenues for the next 12 months will be primarily from sale of Viper cruisers, although we expect to begin obtaining sales of our proprietary engines in the aftermarket during 2011. We anticipate receiving additional revenues from our planned line of custom parts and accessories for the motorcycle aftermarket as well as our Viper branded apparel and other merchandise.

We believe our future revenue stream will be most significantly affected by customer demand for Viper cruisers, performance of our proprietary V-Twin engines, our ability to timely manufacture our motorcycle products in response to dealer and customer orders and recruitment and retention of dealers who actively promote and sell our products.

Operating Expenses

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

Comparison of Quarter Ended September 30, 2010 to Quarter Ended September 30, 2009.

Revenues

There was $35,257 of motorcycle and parts revenue for the third quarter of 2010 as compared to revenue for the third quarter of 2009 of $141,039.  Only one  bike was built and sold during the third quarter of 2010 vversus the four bikes built and sold during the third quarter of 2009.

 Research and Development Expenses

Research and development decreased by $95,439 to $18,610 for the third quarter of 2010 from $114,049 for the third quarter of 2009. This decrease was due primarily to reduced development expense associated with our agreement with Ilmor Engineering in regards to engine development

Selling, general and administrative expenses

Selling, general and administrative expenses increased to $373,885 for the third quarter of 2010 from $343,760 for the third quarter of 2009.  Our selling and general administrative expenses were similar for these two quarters.

Loss from operations

Operational loss for the third quarter of 2010 was $380,535 compared to $457,388 for the third quarter of 2009. This decreased loss in the 3rd quarter of 2010 was due primarily to reduced research and development cost during the 3rd quarter of 2010.

Interest expense

Interest expense for the third quarter of 2010 was $43,441 compared to $28,705 for the third quarter of 2009. This increase during the 3rd quarter of 2010 was due to increased loans for operations and inventory.

Comparison of the Nine months Ended September 30, 2010 and September 30, 2009.

Revenues

Revenue of motorcycle and parts revenue for the first nine months of 2010 was $165,857 as compared to revenue for the same period of 2009 of $373,669.  This difference was due to more bikes built and sold in 2009 than the first nine months of 2010.

 Research and Development Expenses

Research and development cost were $532,260 for the first nine months of 2010 as compared to the same period of 2009 of $183,136. This increase was due primarily to development expense associated with our engine development agreement with Ilmor Engineering.

Selling, general and administrative expenses

Selling, general and administrative expenses were $1,211,909 for the first nine months of 2010 as compared to the same period of 2009 of $1,577,332.  Our selling and general administrative expenses were lower during the 2010 period due to decreased depreciation expenses, lower payroll cost, less professional fees and less promotional expense.

Loss from operations

Operational loss for the first nine months of 2010 was $1,729,168 compared to a similar loss of  $1,666,948 for the first nine months of 2009.

Interest expense

Interest expense for the first nine months of 2010 was $121,855 compared to $61,805 for the first nine months of 2009. This increase was due to increased loans for operations and inventory.

No income tax benefit was recorded regarding our net loss for the first nine months of 2010 and 2009, since we could not determine that it was more likely than not that any tax benefit would be realized in the future.

Since we are beginning minimal commercial operations, our operations are subject to all of the risks inherent in the development of a new business enterprise, including the ultimate risk that we may never commence full-scale operations or that we may never become profitable. We do not expect to make material shipments of our motorcycles to dealers until early 2011. Our historic spending levels are not indicative of future spending levels since we are entering a period requiring increased spending for commercial operations including significant inventory purchases, increased marketing and dealer network costs, and additional general operating expenses. Accordingly, our losses could increase until we succeed in generating substantial product sales, which may never happen.

We currently employ 8 persons including our management, development, marketing and administrative personnel.  We expect to hire 2-5 assembly and administrative personnel during the early part of 2011 to support our anticipated commercial production and sales of Viper cruisers. We also anticipate increased hiring requirements with the projected move of the manufacturing operations sometime in 2011. None of our employees belongs to a labor union, and we consider our relationship with our employees to be good.

Liquidity and Capital Resources

Since our inception, we have financed our development, capital expenditures, and working capital needs through sale of our common stock to investors in private placements and substantial loans from principal shareholders and others. We raised a total of approximately $11 million through the sale of our common stock in private placements, and in excess of $7.6 million through loans from our principal shareholders.

As of  September 30, 2010, we had cash resources of $10,380, total liabilities of $2,330,961, and a negative working capital position of $1,035,893.

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

Cash Flow Information

Net cash consumed by operating activities was $1,861,470 during the nine months ended September 30, 2010 compared to consuming cash in the amount of $947,915 for the nine months ended September 30, 2009 which substantial increase was attributable primarily to increased operational expenses necessary to engage fully in commercial marketing and production activities.

There was $5,977 of cash used or generated from investing activities related to purchase of fixed assets for the nine months ended September 30, 20101 as compared to $1,865 for the similar month period of 2009.

Cash generated from financing activities for the nine months ended September 30, 2010 was $1,777,665 including $469,443 from private placement sales of our common stock plus net loan proceeds of approximately $1,396,000, compared to $983,832 for the nine months ended September 30, 2009 including $660,187 from private placement sales of our common stock plus net loan proceeds of approximately $375,934.

Business Seasonality

Sales of motorcycles in the United States are affected materially by a pattern of seasonality experienced in the industry which results in lower sales during winter months in colder regions of the country. Accordingly, we anticipate that our sales will be greater during spring, summer and early fall months than during late fall and winter periods. We also expect our revenues and operating results could vary materially from quarter to quarter due to this industry seasonality.

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

None of the recently issued accounting pronouncements we have reviewed are expected to have a material impact on the Company’s financial reporting.

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
Jerome L. Posey Principal Financial Officer

November 22, 2010
Hopkins, Minnesota

VIPER POWERSPORTS INC.
INDEX TO EXHIBITS

Form 10-Q for Quarter Ended September 30, 2010	Commission File No. 000-51632

Exhibit
Number	Description
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002