Form 10-Q/A
period 2010-06-30
VIPER POWERSPORTS INC
filed 2010-11-23
CIK 1337213

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

Effect of Corrections	As Previously Reported	As Restated	Adjustment	Reference
At June 30, 2010
LIABILITIES
- Accrued Liabilities	$102,124	$159,567	$57,443	(1)
- Notes payable - related party	$326,000	$417,000	$91,000	(1)
- Notes payable	$198,266	$100,000	$(98,266)	(1)
- Short-term notes payable	$1,051,861	$933,659	$(118,202)	(1)
- Total Current Liabilities	$1,692,115	$1,603,108	$(89,007)	(3)
- Total Liabilities	$2,094,021	$2,025,996	$(68,025)	(3)

STOCKHOLDERS' DEFICIT
- Additional paid in capital	$33,024,580	$33,126,309	$101,729	(2)
- Accumulated deficit	$(34,027,838)	$(34,061,542)	$(33,704)	(4)
- Total Stockholders' Deficit	$(989,494)	$(921,469)	$68,025	(2)(4)

STATEMENT OF OPERATIONS
Three Months ended June 30, 2010
- Selling, general and administrative	$371,082	$374,175	$92,767	(4)
- Total Operating Expense	$688,031	$570,876	$92,766	(4)
- Loss from Operations	$685,507	$(570,359)	$92,766	(4)
- Interest expense	$(111,987)	$(57,102)	$90,674	(4)
- Total other (expense) income	$(402,028)	$(129,423)	$90,674	(4)
- Net Loss	$(1,087,535)	$(699,783)	$(2,092)	(4)

Six Months ended June 30, 2010
- Selling, general and administrative	$730,418	$838,024	$107,606	(2)
- Total Operating Expense	$1,244,070	$1,351,674	$107,604	(2)
- Loss from Operations	$(1,241,029)	$(1,348,633)	$(107,604)	(2)
- Interest expense	$(152,314)	$(78,424)	$73,890	(2)
- Total other (expense) income	$(514,677)	$(440,777)	$73,900	(2)
- Net Loss	$(1,755,706)	$(1,789,410)	$(33,704)	(2)

STATEMENT OF CASHFLOWS
Six Months ended June30, 2010
- Net loss	$(1,755,706)	$(1,789,410)	$(33,704)	(2)
- Stock warrants issued for comp and services	$-	$90,500	$90,500	(2)
- Decrease (increase) in prepaids and other	$(154,807)	$(18,704)	$136,103	(2)
- Increase (decrease) in accrued interest	$8,195	$21,323	$13,128	(3)
- Increase (decrease) in accrued liabilities	$(26,195)	$12,132	$38,327	(2)
- Cash flows used in operating activities	$(1,543,535)	$(1,299,180)	$244,355	(3)
- Net proceeds from sale of stock	$466,941	$120,436	$(346,505)	(4)
- Net proceeds from warrants issued with stock	$-	$113,484	$113,484	(4)
- Proceeds from notes payable	$-	$1,050,000	$1,050,000	(4)
- Payments on notes payable	$(123,512)	$(50,000)	$73,512	(4)
- Payments on stockholder loans and cap leases	$(14,341)	$(135,560)	$(121,219)	(4)
- Proceeds from loans from stockholders	$1,124,627	$111,000	$(1,013,627)	(3)
- Cash flows from financing activities	$1,453,714	$1,209,360	$(244,354)	(3)(4)

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