Form 10-K
period 2010-12-31
VIPER POWERSPORTS INC
filed 2011-05-20
CIK 1337213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of the Securities Exchange
Act of 1934 for the Year Ended December 31, 2010.

☐ TRANSITION PURSUANT TO SECTION 13 or 15(d) of the Securities Exchange
Act of 1934 for the transition period from ______ to ______.

VIPER POWERSPORTS INC.
(Name of Registrant in its charter)

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of teh Act.  Yes ☐  No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No ☒

Check if disclosure of delinquent filers in response to Item 405 of Regulation S is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Inciate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  Smaller reporting company   Yes ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant most recently completed second fiscal quarter.  $13,688,962 as of June 30, 2010.
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 17,949,590 Common Shares as of May 13, 2011.

TABLE OF CONTENTS

		Page

PART I

Item 1.	Description of Business	3

Item 2.	Description of Property	9

Item 3.	Legal Proceedings	10

Item 4.	Removed and Reserved	10

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters	10

Item 6.	Selected Financial Date	14

Item 7.	Management’s Discussion and Analysis and Plan of Operation	14

Item 8.	Financial Statements	24

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	24

Item 9A.	Controls and Procedures	24

Item 9B.	Other Information

PART III

Item 10.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act	25

Item 11.	Executive Compensation	26

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	28

Item 13.	Certain Relationships and Related Transactions	29

Item 14.	Principal Accountant Fees and Services	31

	Signature Page	32

	Index to Financial Statements	F-1

	Index to Exhibits	33

Item 15.	Exhibits	31

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

We have commenced commercial marketing, very limited production and commercial shipment of Viper motorcycles, and we currently hold material orders from our Viper dealer base of ten first class motorcycle dealers.

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

Under the  Ilmor/Viper Contract, Ilmor has assumed all design, development, testing, quality control and manufacturing with respect to an upgraded Ilmor-designed Viper V-Twin engine. Ilmor has completed design and development operations and is now producing commerical models of this engine based on specifications jointly developed by Ilmor and Viper. Under a payment schedule extending through November 2012, the Company will pay Ilmor a total of $745,000 for the design, development and testing of this V-Twin engine.

The Company is well satisfied with the final version of the Ilmor-designed Viper engine, and has been receiving commercial shipments of these engines since May 2010.  Ilmor agrees to manufacture and supply all V-Twin requirements of Viper and in turn Viper must purchase all its engines exclusively from Ilmor. Ilmor will bear the cost and expense of all tooling, parts and components to manufacture and supply Viper engines until finished engines are invoiced and shipped to the Company. So long as Viper satisfies certain minimum annual engine purchase requirements, Ilmor shall not develop, manufacture or sell a similar V-Twin engine for itself or any third party.

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

 Restructuring

The Company, on September 3, 2009, declared a reverse 1-for-4 stock split whereby each currently outstanding four shares of common stock of the Company were converted into one post-split share of common stock of the Company having the same par value of $.001 per share, and the effective date of the reverse stock split was September 15, 2009.  Pursuant to this reverse stock split the authorized common shares of the Company were concurrently reduced to Twenty-five Million (25,000,000) common shares.  We are currently in the process of increasing our authorized common shares to 100,000,000.

Corporate Contact Data

The address of the Company in suburban Minneapolis is 10895 Excelsior Boulevard – Suite 203, Hopkins, MN 55343; its telephone number is (952) 938-2481; and its website address is www.viperpowersports.com.

BUSINESS OF COMPANY

We develop and produce proprietary premium motorcycle products targeted to consumers who can afford to purchase upscale luxury products.  Our current revenues are being generated from the sale of our Diamondback model cruisers.  Additional anticipated sources of future revenues include our Mamba model almost completed, a touring “bagger” model and a three-wheeled “trike” model being designed, aftermarket sales of our proprietary V-Twin engines, and sales of ancillary Viper motorcycle products including aftermarket custom parts and accessories and Viper branded apparel and other merchandise.

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

Our Market

Motorcycles are generally characterized in their industry by weight, primarily based on engine displacement size.  Viper cruisers fall within the heavyweight motorcycle category which typically includes models with engine displacement of at least 651cc (cubic centimeters).  There are generally four types of heavyweight motorcycles:
•	Standard, which emphasize simplicity and low cost (e.g., Harley Davidson Sportster);
•	Performance, which emphasize handling and speed (e.g., Ducati models);
•	Touring, which emphasize rider comfort and distance travel (e.g., Honda Gold Wing); and
•	Cruiser, designed to facilitate customization by owners (e.g., most Harley Davidson models)

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

Premium components and distinctive features of the Diamondback include:

•	a powerful, billet-cut proprietary 152” V-Twin engine;

•	our unique right-side drive train providing maximum rider balance;

•	premium HID headlights and LED display functions;

•	a 6-speed transmission;

•	adjustable “on-the-fly” rear-end air suspension system and front-end adjustable Marzocchi forks;

•	a proprietary handlebar vibration dampening system; and

•	wide high-quality Metzeler tires and premium billet wheels.

The outward appearance of the Diamondback includes distinctive styling features such as:

•	substantial use of billet-cut components including the V-Twin engine, primary drive, controls and wheels;

•	a low, streamlined look;

•	oil storage in the frame, enabling a sleeker and more naked appearance due to absence of an under-seat oil tank and

•	a unique swingarm design.

Basic specifications of the Diamondback cruiser are as follows:

•	Wheelbase length and rake:	71 inches, 34 degrees, 5 degree trees
•	Weight:	610 pounds
•	Seat height::	24 inches, adjustable
•	Engine type:	45° V-Twin, air cooled
•	Engine displacement:	152 cubic inches
•	Fuel distribution:	Mikuni carburetion
•	Frame:	1 ½” tubular steel
•	Transmission/drive train:	6-speed, Viper right-side drive
•	Final drive:	Belt
•	Rear-end suspension:	Adjustable air-ride system
•	Front-end suspension:	Marzocchi inverted adjusted forks
•	Tires:	Metzeler – 120/70-21 front and 260/40-18 rear
•	Brakes:	4-piston caliper both front and rear
•	Power rating ranges:	144 ft lbs torque at 3,000 rpm

Viper Mamba

We have almost completed development of the Viper “Mamba,” a sleek and low-slung pro-street model with unique and aggressive styling features. We believe the Mamba will appeal to motorcyclists desiring an aggressive 21st century look.  We anticipate commencing commercial production and marketing of our Mamba model during the second half of 2011.

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

Sales and Marketing

We sell our motorcycles directly to our authorized Viper dealers. Our dealer network includes well-established, independent full-service dealers offering more than one motorcycle brand. We currently have ten (10) Viper dealers located nationwide, all of which are experienced in selling and servicing premium heavyweight V-Twin motorcycles. We will continue to recruit additional qualified Viper dealers to attain our goal of having a complete nationwide distribution network. Our near-term marketing focus will emphasize dealer recruitment in regions of the country where we lack dealer representation.

Our dealers must maintain full-service departments capable of providing quality V-Twin engine and drive train maintenance and repair. They also must be able to perform custom upgrade work on cruisers. Viper dealers are granted a designated, non-exclusive location to sell Viper motorcycle products. Dealers have the exclusive right to use and display our Viper brand in their respective locations in connection with the sale of our products. They must be responsible for warranty services and general repair and maintenance services, maintain adequate working capital, and conduct material efforts toward promoting and selling Viper products.

We will conduct substantial ongoing marketing activities to support our dealer network and promote Viper products and brands to our customer base and to the general public. Our marketing and promotional efforts will include advertising in selected trade publications and motorcycle magazines, production and publication of sales brochures, technical product documentation, and providing service and operational manuals for dealers and their customers. We also will participate in direct mail promotions to prospective customers, attend selected motorcycle trade shows, and appear at popular motorcycle rallies such as Daytona and Sturgis. We also intend to institute material public relations efforts directed toward obtaining publication of articles on our company and its products in industry magazines and in newspapers and other publications available to the general public.

Dealer Floor Plan Financing

We have established a limited floor plan financing facility which we provide to our Viper Motorcycle dealers.  Our dealer floor planning is self-financed by our Company through a bank line-of-credit guaranteed by a principal shareholder of the Company.   We hold a UCC Financing Statement evidencing title in and to us for motorcycle products shipped under our floor plan facility, which will certify and cover our ownership of such products until sold to consumers by our dealers.

Design and Development

We are committed to a substantial ongoing design and development program to:

•	introduce improved and enhanced Viper motorcycle models on an annual basis;

•	develop and produce or outsource production of ancillary Viper components and accessories for sale in the large custom cruiser aftermarket.

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

We have designed our quality control procedures and standards to include inspection of incoming components and adherence to specific work-in-process standards during motorcycle assembly. Periodic quality control inspections are conducted at various stages of our assembly operations. Finished motorcycles are subjected to performance testing under running conditions and to final quality inspection, including starting and operating each motorcycle by a dedicated test foreman.

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

Employees

We currently employ 8 persons including our management, development, marketing and administrative personnel.  We expect to hire 3 to 6 assembly and administrative personnel during 2011 to support our anticipated commercial production and sales of Viper cruisers. Other than these additional anticipated personnel, we do not anticipate needing any additional personnel during the next twelve months. None of our employees belongs to a labor union, and we consider our relationship with our employees to be good.

Item 2.   Description of Property

The Company currently does not own any real estate. All development, production, marketing and administrative operations of the Company are conducted from its Hopkins, MN leased facilities.

Hopkins Facility

In October 2008, we relocated all of our operations and administration functions from Big Lake, MN to Hopkins, MN, a suburb of Minneapolis.  We lease our current Hopkins facility under a written 3 year lease at a monthly rental of $7,900 not including utilities.  The facility occupies 9,000 square feet in a modern one-story light industrial building.  We believe our Hopkins facility is adequate to support all our administrative, development, production assembly and warehousing needs.

The Company owns development and production equipment, computer and office equipment, and business vehicles, all of which have cost approximately $498,153 since its inception in November 2002.

Pending Move to Auburn, Alabama

The Company is in the process of relocating its entire headquarters and manufacturing operations from Hopkins, Minnesota to Auburn, Alabama.  When this move is completed, which is anticipated during the summer of 2011, the Company will lease and occupy a modern state-of-the-art facility in Auburn which is currently being upgraded and customized to suit all of our motorcycle development, marketing, production and administrative functions.  This Auburn facility includes 63,000 square feet with ample future expansion capability.  The Company has already received material support for this upcoming relocation from the City of Auburn and the State of Alabama.  Moreover, we are very pleased with the warm reception and material support we have received from Auburn officials and citizenry.

Item 3.   Legal Proceedings

In January 2011, International Finance, LLC, as plaintiff, commenced a legal action against the Company, claiming that the Company owes the plaintiff approximately $98,000 in principal and accrued interest relating to a Promissory Note executed by the Company in 2007.  The Company has answered this claim and denied any liability regarding this Promissory Note on the grounds primarily due to lack of consideration by the plaintiff.  The Company will continue to defend and oppose this lawsuit.

Other than the foregoing legal action the Company is not a party to any material or administrative lawsuit, action or other legal proceeding, and the Company is not aware of any such threatened legal proceeding. Moreover, none of the property of the Company is subject to any pending or threatened legal proceeding. No director, officer, affiliate or shareholder of the Company is a party to any pending or threatened legal proceeding adverse to the Company, nor do any of these persons hold any material interest adverse to the Company.

Item 4.   Removed and Reserved.

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

Period	High Price(Bid)	Low Price(Bid)
April – June, 2009	$2.00	$.60
July – September, 2009	$1.90	$.62
October – December, 2009	$2.02	$1.00
January – March , 2010	$1.40	$1.07
April – June, 2010	$.85	$.81
July – September 2010	$.91	$.83
October – December, 2010	$.70	$.60
January – March, 2011	$.69	$.30

The closing sales price of our common stock on May 4, 2011 was $.55 per share.

Reverse Stock Split

In September 2009, the Company affected a 1-for-4 reverse stock split whereby one post-split common share was issued for each four shares of common stock outstanding prior to the reverse split.  All common share references in this annual report have been adjusted to reflect this reverse stock split.

Shareholders

As of May 13, 2011, there were 434 shareholders of record holding common stock of the Company.

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

There were no issuer repurchases by the Company during the fiscal year ended December 31, 2010.

Equity Securities Sold by the Company

Following are all equity security transactions during the year ended December 31, 2010 involving sales not registered under the Securities Act of 1933:

Loan Transactions

The Company entered into seven 90-day loan agreements bearing interest at 12% per annum during the year ended December 31, 2010.  These loans were not initially convertible..  Each agreement also required the Company to issue warrants to purchase the applicable number of shares of common stock at prices as described below.  The Company performed a Black-Scholes valuation for each transaction.  The call value was used to value the warrants issued.  Once the warrants were valued, the relative fair value method was used to allocate the proceeds between the warrants and the loans.  The difference in the face value of the loans and the proceeds assigned to the loans becomes a discount on the loans.  These discounts are then accreted over the life of the loans, under a separate debt conversion agreement dated November 30, 2010, the loans were converted at $.75 per share and additional warrants were granted in which the note holder received 1 warrant for every 2 shares of stock issued upon  conversion.  These loans and accrued interest were converted on November 30, 1010 into common stock.  Any remaining unamortized debt discount at the time of conversion has been accreted to financing cost.

				Exercise		Call	Warrant	Proceeds
Date	Term	Proceeds	Warrants	Price	Interest	Value	Value	Allocation
1/21/2010	90 days	$100,000.00	50,000	$0.50	12.00%	$1.11	$55,500.00	$35,600.00
1/27/2010	90 days	$25,000.00	12,500	$0.50	12.00%	$0.95	$11,875.00	$8,050.00
1/28/2010	90 days	$25,000.00	12,500	$0.50	12.00%	$0.94	$11,750.00	$8,000.00
2/4/2010	90 days	$100,000.00	50,000	$0.50	12.00%	$0.86	$43,000.00	$30,000.00
2/4/2010	90 days	$100,000.00	50,000	$0.50	12.00%	$0.86	$43,000.00	$30,000.00
6/16/2010	90 Days	$100,000.00	50,000	$1.00	12.00%	$0.22	$11,000.00	$9,900.00
6/16/2010	90 Days	$100,000.00	50,000	$1.00	12.00%	$0.22	$11,000.00	$9,900.00
		$550,000.00	275,000					$131,450.00

Another noteholder had a $100,000 90 day note that existed at December 31, 2009.  The loan was also converted on November 22, 2010, and the Noteholder received the same inducement warrants to convert as the above mentioned agreements.

The Company entered into a 90-day loan agreement and a 365-day loan agreement during the year ended December 31, 2010.  These loans were convertible into common shares at $.75 and $.50; respectively, and carry a 12.0% interest rate.  The agreement also requires the Company to issue warrants to purchase the applicable number of shares of common stock at $1.00 per share.  The Company performed a Black-Scholes valuation for these transactions.  The call value was used to value the warrants issued.  Once the warrants were valued, the relative fair value method was used to allocate the proceeds between the warrants and the loans.  The warrant values will be credited to the APIC-Warrant account.  The difference in the face value of the loans and the proceeds assigned to the loans becomes a discount on the loans.  These discounts are then accreted over the life of the loans.  With the convertibility of these loans, a beneficial conversion feature is created.  The effective conversion price is subtracted from the stock market price to determine the beneficial conversion feature per share.  This is then multiplied by the number of warrants issued.  This BCF value is then expensed immediately, since the loan can be immediately converted.  The ninety day loan and accrued interest was converted on November 30, 2010.  The 365-day loan was converted on December 30, 2010.

									Beneficial
									Conv.
				Exercise			Warrant	Proceeds	Feature
Date	Term	Proceeds	Warrants	Price	Interest	Call Value	Value	Allocation	Value
3/23/2010	365 days	$500,000.00	250,000	$1.00	12.00%	$0.76	$190,000.00	$137,000.00	$363,000.00
7/2/2010	90 days	$200,000.00	100,000	$1.00	12.00%	$0.34	$34,000.00	$28,800.00	$53,333.00
		$700,000.00	350,000					$165,800.00	$416,333.00

Common Stock Transactions

During the twelve months ended December 31, 2010, the Company issued 1,905,200 shares of common stock under private placements and 1,392,600 warrants for $1,495,200 in cash, and the company performed Black-Scholes valuation for each transaction.  The warrant allocation is the amount of the proceeds applied to the warrants.  The difference between the warrant allocation and the proceeds was allocated to the shares of common stock issued.

					Call	Warrant
Date	Shares	Proceeds	Warrants	Exercise Price	Value	Allocation
1/12/2010	100,000	$100,000.00	50,000	$0.50	$1.22	$60,977.49
1/14/2010	200	$200.00	100	$0.50	$1.09	$108.95
2/23/2010	100,000	$100,000.00	50,000	$0.50	$0.84	$41,939.07
2/23/2010	25,000	$25,000.00	12,500	$0.50	$0.84	$10,484.77
5/5/2010	50,000	$50,000.00	50,000	$1.00	$0.40	$20,000.00
7/1/2010	30,000	$30,000.00	15,000	$1.00	$0.20	$3,000.00
7/9/2010	250,000	$250,000.00	125,000	$1.00	$0.39	$48,750.00
7/20/2010	100,000	$100,000.00	50,000	$1.00	$0.44	$22,000.00
8/25/2010	25,000	$25,000.00	12,500	$1.00	$0.42	$5,250.00
9/2/2010	50,000	$50,000.00	25,000	$1.00	$0.36	$9,000.00
9/23/2010	25,000	$25,000.00	12,500	$1.00	$0.40	$5,000.00
9/29/2010	100,000	$100,000.00	50,000	$1.00	$0.37	$18,500.00
10/1/2010	25,000	$25,000.00	12,500	$1.00	$0.40	$5,000.00
10/1/2010	25,000	$25,000.00	12,500	$1.00	$0.40	$5,000.00
10/13/2010	30,000	$30,000.00	15,000	$1.00	$0.44	$6,600.00
10/13/2010	40,000	$40,000.00	20,000	$1.00	$0.44	$8,800.00
10/18/2010	100,000	$100,000.00	50,000	$1.00	$0.42	$21,000.00
11/24/2010	50,000	$25,000.00	50,000	$1.00	$0.11	$5,500.00
12/2/2010	100,000	$50,000.00	100,000	$1.00	$0.14	$14,000.00
12/3/2010	10,000	$10,000.00	10,000	$1.00	$0.14	$1,400.00
12/6/2010	50,000	$25,000.00	50,000	$1.00	$0.14	$7,000.00
12/7/2010	25,000	$12,500.00	25,000	$1.00	$0.14	$3,500.00
12/7/2010	25,000	$12,500.00	25,000	$1.00	$0.14	$3,500.00
12/7/2010	10,000	$5,000.00	10,000	$1.00	$0.14	$1,400.00
12/14/2010	98,000	$49,000.00	98,000	$1.00	$0.12	$11,760.00
12/14/2010	200,000	$100,000.00	200,000	$1.00	$0.12	$24,000.00
12/20/2010	2,000	$1,000.00	2,000	$1.00	$0.15	$300.00
12/20/2010	30,000	$15,000.00	30,000	$1.00	$0.12	$3,600.00
12/20/2010	200,000	$100,000.00	200,000	$1.00	$0.15	$30,000.00
12/27/2010	30,000	$15,000.00	30,000	$1.00	$0.12	$3,600.00

	1,905,200	$1,495,200.00	1,392,600			$410,970.28

Also during the year ended December 31, 2010, the Company issued 80,000 shares of common stock for services.  The stock price was traced to the market closing price on each applicable date.  The stock price was used to value the stock issued for services.

Date	Shares	Market Price	Value
2/5/2010	10,000	$1.20	$12,000.00
2/5/2010	20,000	$1.20	$24,000.00
2/23/2010	50,000	$1.09	$54,500.00
	80,000		$90,500.00

Based on the manner of offering and sale of all the foregoing equity security transactions, they were private placements and not in the nature of a public offering, and the Company believes they were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. All of the persons receiving securities of the Company in the foregoing transactions received legended certificates for such securities which clearly stated the securities could not be resold, transferred or otherwise disposed of unless registered under applicable securities laws or exempt from registration under a satisfactory securities exemption.

Item 6.   Selected Financial Date.

The Company is a smaller reporting company and is not required to provide this information.

Item 7.   Management’s Discussion and Analysis and Plan of Operation.

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

The following discussion should be read in conjunction with our audited consolidated financial statements and related notes included in this Annual Report. These financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (US GAAP).

Results of Operations for the Fiscal Year Ended December 31, 2010 Compared to the Fiscal Year Ended December 31, 2009.

Revenues.    We reported revenue of $35,768 in 2010 compared to revenue of $342,282 in 2009 represented by the sale of motorcycles and motorcycle parts.  There were fewer motorcycles sold in 2010 as the Company re-engineered its engine with Ilmor.

Gross Profit. Gross profit in 2010 was $728 representing the sale of one motorcycle and costs associated with low volumes of production.  The gross profit for 2009 was a negative $89,587 representing increased cost with low volumes of production.  The difference between 2009 and 2010 relates to labor associated with more bikes being produced and the additional costs related to the older engines in those older motorcycles.

Research and Development.   Research and development costs were $758,107 in 2010 compared to $353,449 in 2009.  The increased R&D costs in 2010 were due primarily to re-engineering expenses related to our contract with Ilmor Engineering to improve our V-Twin engine.

Selling, General and Administrative Expenses.   Selling, general and administrative costs decreased $123,605 to $1,781,081 in 2010 from $1,904,686 in 2009, due primarily to decreased professional fees, lower marketing cost and  slightly decreased administrative expenses as we entered into increased production.

Loss from Impairment of Assets.   The Company did experience impairment losses of $209,628 during 2010 due to the transition from a pre-production to a manufacturing company.  There were no impairment losses in 2009.

Loss from Operations.   Operational losses were $2,748,088 in 2010 compared to $2,347,722, for 2009. This  increase in 2010 of $400,366 was due primarily to increased R&D expenditures related to our engine development joint venture with Ilmor Engineering as well as recognizing the impairment losses associated with the transition to a manufacturing company.

Interest Expense.   Interest expense increased by $169,684 to $268,775 in 2010 compared to $99,091 in 2009. The increase was due to interest incurred as a result of increased borrowing and not being able to convert the loans until late November.

 Plan of Operation

Our long-term business strategy or goal is to become a leading developer and supplier of premium V-Twin heavyweight motorcycles, V-Twin engines, and ancillary motorcycle aftermarket products. In implementing this strategy, we intend to execute the following matters during the next twelve months:

Continue commercializing the Diamondback & Mamba – Our primary focus during 2010 was to complete implementing and improving production operations for our motorcycle products to be manufactured by us effectively on a commercial scale. We have completed a production assembly line including shelving, railings and individual station equipment necessary for efficient factory production operations. We also have obtained all vendors, suppliers or subcontract third parties needed for obtaining components, parts and raw materials for our motorcycles and having them painted after assembly, and we will continue to identify and obtain alternate sources for material components.

Continue Design and Development – We will complete development and testing of our Mamba model and a Viper three-wheeled “trike” in order to offer the Mamba commercially as soon as possible in 2011 and the “trike” soon there after.

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

Market and Sell Ancillary Viper Products – In 2010, we intend to commence marketing and sales of a variety of ancillary products under our Viper brand, particularly in the large custom cruiser aftermarket. We expect our primary aftermarket sales will be our line of powerful Viper V-Twin engines, and during 2011 we anticipate obtaining substantial revenues from Viper engine sales in this active aftermarket.  We also will outsource production of ancillary Viper items from third-party suppliers including various motorcycle parts and accessories, apparel, and other Viper branded merchandise. For example, we have obtained a source to provide us with a line of Viper branded apparel. Our ancillary Viper products will be sold through multiple marketing channels including Viper dealers, independent aftermarket catalogs and our website.

Relocation of Manufacturing operations - Viper Motorcycle Company has announced in a press release dated August 10, 2010 that it has plans to begin manufacturing motorcycles in Auburn, Alabama. The Company will move its operations from Hopkins, Minnesota to Auburn, Alabama as soon as possible with full production beginning in mid 2011.  A brand new facility in the Auburn Technology Park West will become the new headquarters and production facility for Viper Motorcycle Company and we have entered into a lease to occupy these facilities when ready.

Liquidity and Capital Resources

Since our inception, we have financed our development, capital expenditures and working capital needs primarily through the sale and issuance of our capital stock or through loans from our principal shareholders. Financing through issuance of our common or preferred stock has included private placements for cash, common stock issued to satisfy accounts payable, and common and preferred stock issued to convert outstanding loans and other liabilities into capital stock of our company. We have raised a total of approximately $14.4 million through the sale of our common stock in private placements, and at least $6.7 million in loans from our management or principal shareholders.

We have also relied on satisfying substantial employee compensation, consulting fees, product development, marketing, administrative expenses and shareholder notes directly through issuance of our common stock. From inception through the end of 2010, we paid a total of approximately $8.1 million for such expenses with our capital stock.

Future Liquidity

Based on our current cash position, private placement subscriptions and anticipated revenues from product sales, we believe we will be able to fund our ongoing operations until at least the summer of 2011. To provide working capital and funding for increased motorcycle engine and component inventories to support anticipated growth thereafter, however, we will need to obtain substantial additional financing through loans and/or sales of our equity securities. Although we believe such additional financing will be available to us as needed, there is no assurance we will raise any such additional funds on terms acceptable to us, or at all, or that any future financing transactions will not be dilutive to our stockholders.

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

Off-Balance Sheet Arrangements

Other than a guarantee of our limited floor plan financing by a principal shareholder we have no off-balance sheet arrangements.

Risk Factors

Our business and any related investment in our common stock or other securities involves many significant risks. Any person evaluating our company and its business should carefully consider the following risks and uncertainties in addition to other information in this Annual Report. Our business, operating results and financial condition could be seriously harmed due to one or more of the following risks.

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

From our inception in late 2002 through December 31, 2010, we have experienced cumulative losses of approximately $37.0 Million, and we will continue to incur losses until we produce and sell our motorcycle products in sufficient volume to attain profitability, which there is no assurance will ever happen. Our operations are particularly subject to the many risks inherent in the early stages of a business enterprise and the uncertainties arising from only a limited commercial operating history. There can be no assurance that our business plan will prove successful.

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

Item 9.   Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.   Controls and Procedures.

As of the end of the period covered by this report, we conducted an evaluation, using the COSO framework, established by the Treadway Commission under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures in accordance with Rule 13a-15 under the Securities Exchange Act of 1934. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are ineffective to ensure that information required to be disclosed by Viper Powersports Inc. in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. There was no change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of  December 31, 2010.  Based on this assessment, our management believes that the Company has determined that controls were assessed as ineffective contributing to the timing of the filing and number of audit adjustments.

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

Name	Age	Position
John R. Silseth II	47	Chief Executive Officer and Director
Robert O. Knutson	74	Director and Secretary
Jerome Posey	62	Chief Financial Officer and Treasurer
Terry L. Nesbitt	61	Director and President of Viper Motorcycle Company
Robert Van Den Berg	76	Director
Duane Peterson	61	Director

JOHN R. SILSETH II has been a director of the Company since 2009 and is also Chief Executive Officer of the Company. Through his wholly-owned company, Racing Partners Management Inc., Mr. Silseth has provided consulting and financing services to the Company since its 2002 inception, and he also is a principal shareholder of the Company. Through Racing Partners Management Inc., Mr. Silseth also has provided consulting services to various early-stage or start-up businesses during the past ten years.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based upon a review of copies of reports furnished to us during our fiscal year ended December 31, 2010, which are required to be filed under Section 16(a) of the Securities Exchange Act of 1934, we know of no director, officer, or beneficial owner of more than 10% of our common stock who failed to file on a timely basis any report required by Section 16(a).

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

Item 11.   Executive Compensation

The following table sets forth the executive compensation of the executive officers of the Company during the two fiscal years ended December 31, 2009 and 2010.

SUMMARY COMPENSATION TABLE

Name and Position	Year	Salary ($)	Stock Awards (#)

John Silseth Chief Executive Officer	2010	$102,000
	2009	$102,000
Terry Nesbitt, President - Viper Motorcycle Co.	2010	$86,000
	2009	$72,000	75,000
Jerome Posey	2010	75,000
CFO	2009	75,000

Options/SAR Grants

The Company did not issue any stock options or SAR grants in fiscal 2010. None of the stock options issued by the Company since its inception have been exercised. The following tables contain certain information relating to unexercised options.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values
			Number of Securities Underlying Unexercised Options/SARs at FY-End (#)	Value of Unexercised In-the-Money Options/SARs at FY-End ($)
Name	Shares Acquired	Value Realized ($)	Exercisable/Unexercisable	Exercisable/Unexercisable

Terry Nesbitt	-0-	-0-	31,250/0	$0/0

Compensation of Directors

 No compensation was paid by the company to its directors for their services as a director during 2010.

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

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stock Matters.

The following table sets forth as of December 31, 2010 certain information regarding beneficial ownership of the common stock of the Company by (a) each person or group known by the Company to be the beneficial owner of more than 5% of the outstanding common stock of the Company, (b) each director and executive officer of the Company, and (c) all directors and executive officers of the Company as a group. Each shareholder named in the below table has sole voting and investment power with respect to shares of common stock shown in the table. Shares underlying any options or warrants included in the table are all currently exercisable. Unless otherwise indicated, the address of each listed shareholder is 10895 Excelsior Blvd., Suite 203, Hopkins, MN 55343.

Shareholder	Shares Owned Beneficially	Percent of Class

Title of Class – Common Stock

Terry L. Nesbitt 1	182,500	1.5%
Robert O. Knutson	122,356	.7%
John R. Silseth II	1,113,257	6.3%
Robert Van Den Berg	133,843	.8%
Duane Peterson	12,500	.1%
Jerome L. Posey	6,250	-

Brent Henderson	841,667	5.1%
All directors and officers	1,388,206	8.4%
as a group (5 persons)

1  Includes 31,250 share of underlying options

Item 13.   Certain Relationships and Related Transactions.

Following are certain material transactions during the past two years between the Company and any of its directors, executive officers, and principal shareholders:

In connection with certain private placements of our common stock, Robert Van Den Berg, a director of the company, participated on the same terms as unrelated parties, including purchasing: 2,500 shares at $1.00 per share in 2008 and 6,250 shares at $.40 per share in 2009.

In 2009, we satisfied substantial outstanding liabilities through the issuance of restricted common stock based on $.40 per share, which included issuance of 50,000 shares to Robert O. Knutson, 37,500 shares to Terry L. Nesbitt, 25,000 shares to Robert Van Den Berg, 12,500 shares to Duane Peterson, and 687,500 shares to a wholly-owned corporation of John Silseth.

In 2009, James G. Kelly, then director of the Company, purchased a total of 46,875 shares of restricted common stock of the Company at $.40 per share in private placements in which he participated on the same terms as unrelated parties.

We also have issued warrants to David Palmlund III for providing us with financing services, which warrants have granted him the right to purchase a total of 56,250 of our common shares exercisable at $.625 per share for a five-year term expiring in 2012 .

Robert Van Den Berg, a director of the Company, guaranteed a $250,000 credit facility we obtained from a banking institution, which was established in order to purchase inventory parts and components for upcoming commercial production of Viper motorcycles. In consideration for Mr. Van Den Berg providing this guaranty, we issued him 25,000 shares of our common stock. This line has been completely paid off in early January of 2011.

Item 14.   Principal Accountant Fees and Services.

Pre-Approval of Audit Fees

Our Board of Directors is responsible for pre-approving all audit and permitted non-audited services to be performed for us by our independent registered public accounting firm or any other auditing or accounting firm.

Auditor Fees

Child, Van Wagoner & Bradshaw, PLLC acted as our independent accounting firm for the fiscal years ended December 31, 2010 and 2009, including performing our audits for these two fiscal years and reviews of our quarterly financial statements for this two-year period.  The aggregate fees billed by Child, Van Wagner & Bradshaw, PLLC for such services are as follows:

	Fiscal 2010	Fiscal 2009
Audit and review fees	$44,417	$39,592
Tax fees	$0	$0
All other fees	$0	$0

Item 15.   Exhibits.

See the “Exhibit Index” following the financial statements of this Form 10-K for a listing and description of the documents that are incorporated by reference or filed as exhibits to this Annual Report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIPER POWERSPORTS INC. (Registrant)

By:	/s/ John Silseth
John Silseth - CEO

Date:	May 13, 2011

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ John R. Silseth
John R. Silseth – Director

Date:	May 13, 2011

By:	/s/ Terry Nesbitt
Terry Nesbitt – Director

Date:	May 13, 2011

By:	/s/ Robert Van Den Berg
Robert Van Den Berg – Director

Date:	May 13, 2011

By:	/s/ Robert O. Knutson
Robert O. Knutson – Director

Date:	May 13, 2011

By:	/s/ Jerome L. Posey
Jerome L. Posey – CFO

Date:	May 13, 2011

Viper Powersports Inc.
(A Development Stage Company)

Consolidated Financial Statements

For the Years Ended December 31, 2010
and 2009

Viper Powersports Inc.
(A Development Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC  ACCOUNTING FIRM

To The Board of Directors

Viper Powersports Inc.

Hopkins, Minnesota 55343

We have audited the accompanying consolidated balance sheets of Viper Powersports, Inc. (a development stage company) and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the period from November 18, 2002 (inception) to December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Viper Powersports, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, and the period from November 18, 2002 (inception) to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

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

Child, Van Wagoner & Bradshaw, PLLC

Salt Lake City, Utah

May 20, 2011

Viper Powersports Inc.
(A Development Stage Company)

Consolidated Balance Sheets

	December 31, 2010	December 31, 2009
ASSETS
Current assets
Cash	$15,579	$100,162
Accounts receivable	0	212,675
Inventory and supplies	190,930	35,040
Prepaid expenses and other assets	1,330	61,570
Total current assets	207,839	409,447

Fixed assets:
Office and computer equipment	124,100	119,835
Manufacturing and development equipment	272,254	273,759
Vehicles	101,799	101,799
Leasehold improvements	90,446	90,446
Subtotal	588,599	585,839
Accumulated depreciation	(507,989)	(471,152)
Total fixed assets	80,610	114,687

Other assets:
Rental deposit	4,010	4,010
Long term inventory	431,261	505,929
Total other assets	435,271	509,939

Total assets	$723,720	$1,034,073

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$303,518	$358,167
Accrued liabilities	181,325	125,612
Derivative liability – cashless warrants	586,992	0
Notes payable	129,000	150,000
Notes payable – related party	304,513	439,353
Current portion of capital leases	0	4,052
Total current liabilities	1,505,348	1,077,184

Long-term liabilities
Note payable	0	29,921
Total long-term liabilities	0	29,921

Total liabilities	1,505,348	1,107,105

Stockholders' equity (deficit)
Preferred stock; $0.001 par value; 20,000,000 shares authorized, 0 issued and outstanding for both years	-	-
Common stock; $0.001 par value; 25,000,000 shares authorized, 17,719,280 and 13,409,000 issued and outstanding, respectively	17,719	13,409
Additional paid-in capital	36,237,465	32,185,691
Accumulated deficit	(37,036,812)	(32,272,132)

Total Stockholders' Equity (Deficit)	(781,628)	(73,032)

Total liabilities and stockholders' equity (deficit)	$723,720	$1,034,073

See notes to consolidated financial statements.

Viper Powersports Inc.
(A Development Stage Company)

Consolidated Statements of Operations

	Year Ended December 31, 2010	Year Ended December 31, 2009	Cumulative from November 18, 2002 (Date of Inception) through December 31, 2010

Revenues (net of returns)	$35,768	$342,282	$1,089,862
Cost of revenues	35,040	431,869	1,046,597
Gross profit	728	(89,587)	43,265

Operating expenses
Research and development costs	758,107	353,449	6,030,800
Selling, general and administrative	1,781,081	1,904,686	20,527,294

Loss on impairment of assets and inventory	209,628	-	7,581,317
Total operating expenses	2,748,816	2,258,135	34,139,411

Loss from operations	(2,748,088)	(2,347,722)	(34,096,146)

Other income (expense)
Interest expense	(268,775)	(99,091)	(1,518,905)
Loss on sale of asset	-	-	(18,994)
Financing cost relating to debt discount, benefical conversion features and finders fees	(1,749,563)	-	(1,749,563)
Other income	1,746	2,434	346,796

Total other income (expense)	(2,016,592)	(96,657)	(2,940,666)

Net loss	$(4,764,680)	$(2,444,379)	$(37,036,812)

Loss per common share - basic	$(0.34)	$(0.23)

Weighted average common shares outstanding - basic	14,210,267	10,444,619

See notes to consolidated financial statements.

Viper Powersports Inc.
(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity (Deficit)
For the Period from November 18, 2002 (Inception) to December 31, 2010

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at November 18, 2002 (Inception)	-	$-	-	$-	$-	$-	$-
Common stock for services and accounts payable - $.40/share	-	-	106,250	170,000	-	-	170,000
Common stock for cash at $.40/share	-	-	73,620	117,791	-	-	117,791
Net loss from inception through December 31, 2002	-	-	-	-	-	(344,612)	(344,612)
Balances at December 31, 2002	-	-	179,870	287,791	-	(344,612)	(56,821)
Common stock for services at $.40 to $1.00 /share	-	-	304,813	1,095,500	-	-	1,095,500
Common stock for cash at $.40/share	-	-	213,881	342,209	-	-	342,209
Common stock for services and accounts payable - $2.00/share	-	-	10,625	85,000	-	-	85,000
Common stock for cash at $2.00/share net of issuance costs	-	-	114,350	884,549	-	-	884,549
Value of warrants issued with convertible debt	-	-	-	110,168	-	-	110,168
Net loss for the year ended December 31, 2003	-	-	-	-	-	(2,999,735)	(2,999,735)
Balances at December 31, 2003	-	-	823,539	2,805,217	-	(3,344,347)	(539,130)
Value of warrants issued with convertible debt	-	-	-	22,033	-	-	22,033
Common sotck for cash at $2.50/share	-	-	24,500	245,000	-	-	245,000
Common stock for services and software at $2.50/share	-	-	15,250	152,500	-	-	152,500
Common stock for employment agreement services at $2.50/share	-	-	43,750	437,500	-	-	437,500
Common stock issued with May 2004 notes at $2.50/share	-	-	33,334	333,335	-	-	333,335
Common stock grants to employees at $2.50/share	-	-	47,425	474,250	-	-	474,250
Value of warrants and options issued for services	-	-	-	175,363	-	-	175,363
Net loss for the year ended December 31, 2004	-	-	-	-	-	(5,761,208)	(5,761,208)
Balances at December 31, 2004	-	-	987,798	4,645,198	-	(9,105,555)	(4,460,357)
Common stock for cash at $2.50/share	-	-	76,303	763,030	-	-	763,030
Common stock for payables and debt converted at $2.50/share	-	-	281,339	2,813,379	-	-	2,813,379
Preferred stock for outstanding debt converted at $2.50/share	195,750	1,957,500	-	-	-	-	1,957,500
Value of warrants and option issued for services	-	-	-	497,700	-	-	497,700
Common stock for engine development technology (Note 3)	-	-	749,144	7,491,437	-	-	7,491,437
Recapitalization from March 31, 2005 reverse merger (Note 4)	-	(1,957,304)	153,268	(16,208,496)	18,165,800	-	-
Common stock for cash at $3.90/share , net of offering costs of $513,124	-	-	250,010	250	3,386,774	-	3,387,024
Common stock issued for SEDA equity agreement	-	-	33,730	34	749,966	-	750,000
Net loss for the year ended December 31, 2005	-	-	-	-	-	(4,986,019)	(4,986,019)
Balances at December 31, 2005	195,750	196	2,531,592	2,532	22,302,540	(14,091,574)	8,213,694
Preferred stock converted to common stock at $1.25/share	(195,750)	(196)	391,500	392	(196)	-	-
Common stock for cash at $.75/share	-	-	43,333	43	129,957	-	130,000
Conversion of notes payable at $1.25/share	-	-	447,567	448	2,237,388	-	2,237,836
Conversion of notes payable at $.75/share	-	-	171,119	171	513,185	-	513,356
Dividends for preferred converted at $1.25/share	-	-	52,257	52	261,234	-	261,286
Net loss for the year ended December 31, 2006	-	-	-	-	-	(11,323,832)	(11,323,832)
Balances at December 31, 2006	-	-	3,637,368	3,638	25,444,108	(25,415,406)	32,340
Common stock for cash at $.75/share	-	-	532,792	533	1,588,468	-	1,589,001
Common stock for services at $.75/share	-	-	276,501	276	734,724	-	735,000
Net loss for the year ended December 31, 2007	-	-	-	-	-	(2,400,853)	(2,400,853)
Balances at December 31, 2007	-	-	4,446,661	4,447	27,767,300	(27,816,259)	(44,512)
Common stock for services	-	-	531,084	531	482,100	-	482,631
Common stock for cash	-	-	2,080,417	2,080	1,354,920	-	1,357,000
Common stock for conversion of debt	-	-	663,000	663	528,837	-	529,500
Net loss for the year ended December 31, 2008	-	-	-	-	-	(2,011,494)	(2,011,494)
Balances at December 31, 2008	-	-	7,721,162	7,721	30,133,157	(29,827,753)	313,125
Reconciliation adjustment	-	-	236,171	236	52,264	-	52,500
Stock warrants issued for services	-	-	-	-	25,498	-	25,498
Common stock for services	-	-	2,231,449	2,231	881,349	-	883,580
Common stock for inventory	-	-	62,500	63	24,937	-	25,000
Common stock for cash	-	-	2,925,000	2,925	978,719	-	981,644
Common stock for conversion of debt	-	-	225,000	225	89,775	-	90,000
Common stock issued for rounding with 4-to-1 reverse stock split	-	-	7,690	8	(8)	-	-
Net loss for the year ended December 31, 2009	-	-	-	-	-	(2,444,379)	(2,444,379)
Balances at December 31, 2009	-	-	13,408,972	13,409	32,185,691	(32,272,132)	(73,032)
Common stock for Cash			1,905,200	1,905	1,072,325	-	1,074,230
Common stock for Services			80,000	80	90,420	-	90,500
Common stock for conversion of debt	-	-	2,220,774	2,221	1,413,359	-	1,415,580
Stock warrants issued with common shares					410,970	-	410,970
Stock warrants issued with debt					713,583		713,583
Common stock issued for retirement of debt and interest	-	-	104,334	104	58,130	-	58,234
Warrants granted for inducement to convert loans					292,987		292,987
Net loss for the year ended December 31, 2010	-	-	-	-	-	(4,764,680)	(4,764,680)
Balances at December 31, 2010	-	$-	17,719,280	$17,719	$36,237,465	$(37,036,812)	$(781,628)

See notes to consolidated financial statements.

Viper Powersports Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows

	Year Ended December 31, 2010	Year Ended December 31, 2009	Cumulative from November 18, 2002 (Date of Inception) through December 31, 2010
Cash flows from operating activities:
Net loss	$(4,764,680)	$(2,444379)	$(37,036,812)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	36,837	40,444	577,501
Common stock and warrants issued for compensation and expenses	90,500	957,578	8,623,536
Beneficial conversion feature on convertible loan	416,333	-	416,333
Accretion of debt discount	297,250	-	297,250
Bad debt expense	105,707	-	105,707
Warrants issued for inducement to convert debt	292,987	-	292,987
Impairment loss-inventory	209,628	-	7,581,317
Common stock issued to convert accrued interest	123,814	-	123,814
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, net of bad debts	106,968	(212,675)	(106,974)
Decrease (increase) in inventory and supplies, net of obsolescence	(290,850)	251,360	(826,314)
Decrease (increase) in prepaids and other	60,240	(53,652)	(53,023)
Decrease (increase) in accounts payable	(54,650)	(148,853)	428,523
Increase (decrease) in derivative liabilities-cashless warrants	586,992	-	586,992
Increase (decrease) in accrued liabilities	55,715	73,832	217,057
Net cash provided by (used in) operating activities	(2,727,209)	(1,238,639)	(18,772,106)

Cash flows from investing activities:
Loss from sale of fixed asses	-	-	18,994
Funding from Thor Performance for engine development	-	-	150,000
Purchase of intellectual property	-	-	(35,251)
Purchase of fixed assets	(2,760)	-	(826,685)
Net cash provided by (used in) investing activities	(2,760)	-	(692,942)

Cash flows from financing activities:
Net proceeds from sale of stock with warrants	1,485,200	985,644	12,104,948
Net proceeds from note payable	1,299,079	352,169	1,901,248
Payments on note payable	-	(189,705)	(189,705)
Payments on capital leases	(4.052)	(36,381)	(642,069)
Payments on notes payable – related party	(134,841)	226,706	6,306,205
Net cash provided by (used in) financing activities	2,645,386	1,338,433	19,480,627
Net change in cash and cash equivalents	(84,583)	99,794	15,579
Cash, beginning of period	100,162	368	-
Cash, end of period	$15,579	$100,162	$15,579

Supplemental Non-Cash Financing Activities and Cash Flow Information:
Common Stock issued for accounts payable (expenses)	$-	$-	$1,323,698
Common stock issued for accrued liabilities (expenses)	$-	$-	$553,521
Preferred stock issued for debt	$-	$-	$1,957,500
Common stock issued for conversion of debt	$1,350,000	$90,000	$4,406,440
Common stock issued for assets (software and inventory)	$-	$25,000	$75,000
Common stock issued for engine development technology and engine development obligation of $150,000	$-	$-	$7,341,437
Equipment acquired via capital lease	$-	$-	$304,740
Stock warrants issued with convertible debt	$-	$-	$132,201
Interest paid	$144,961	$75,944	$708,416
Income taxes paid	$-	$-	$-

See notes to consolidated financial statements.

Viper Powersports Inc.
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

Viper Performance Inc., also a wholly-owned subsidiary of Viper Powersports Inc., was incorporated in Minnesota in March 2005 for the purpose of receiving and holding engine development technology and related assets acquired by Viper Powersports Inc. These assets were acquired from Thor Performance Inc., a Minnesota corporation in March 2005 in exchange for 749,144 shares of common stock of Viper Powersports Inc. (See Note 3 - Purchase of Engine Development Technology.)

As used herein, the term “the Company” refers to “Viper Powersports Inc.”, and its wholly-owned subsidiaries, unless the context indicates otherwise.

The Company is a development stage company engaged in design and development of premium V-Twin cruiser motorcycles. The Company has sold its capital stock and debt securities in various private placements to fund its development, marketing and other operations. The Company also has issued substantial shares of its common stock to compensate officers and other employees, consultants, and vendors, and to satisfy outstanding debt and other obligations. The Company continues to rely upon loans and sales of its equity securities to fund current operations. The Company’s executive and administrative offices, were relocated , in October 2008,  from Big Lake, Minnesota to Hopkins, Minnesota, a suburb of Minneapolis.  We lease our current Hopkins facility under a three year lease at a monthly lease amount of $7,910 not including utilities.  The facility occupies 9,000 square feet in a modern one-story light industrial building.  The Company is currently planning to relocate to a much larger facility in Auburn, Alabama during the summer of 2011 which will allow us to grow based on our forecasted production schedule.

Viper Powersports Inc.
(A Development Stage Company)

Notes to Consolidated Financial Statements

1.	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Going Concern – The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $37,036,812 since inception, and currently has limited sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the production of its motorcycles. Management has plans to seek additional capital through private placements of its capital stock. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Principles of Consolidation – The consolidated financial statements include the accounts of Viper Powersports Inc. and its wholly-owned subsidiaries, Viper Motorcycle Company and Viper Performance Inc. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates – The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Significant estimates that could change in the near term are warrants at derivative liability value, inventory obsolescence and impairment.

Loss Per Share – Basic and diluted net loss per common share is computed using the net loss applicable to common shareholders and the weighted average number of shares of common stock outstanding. Diluted net loss per common share does not differ from basic net loss per common share since potential shares of common stock from conversion of debt and the exercise of warrants and options are anti-dilutive for all periods presented.  The fully diluted shares would be 16,843,347.

Inventories – Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method (FIFO). Demonstration motorcycles are stated at manufacturing cost and reserves are recorded to state the demonstration motorcycles at net realizable value. The Company reviews inventory for obsolescence and excess quantities to determine that items deemed obsolete or excess are appropriately reserved.  Components of inventory at December 31, 2010 are as follows;

Raw materials	$479,179
Work-in-process	0
Finished Goods	143,012
$622,191

Current Portion	190,930
Long term Portion	431,261

Viper Powersports Inc.
(A Development Stage Company)

Notes to Consolidated Financial Statements

1.	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Property and Equipment – Property and equipment are stated at cost. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets, which are 3 to 7 years. Leasehold improvements are amortized straight line over the shorter of the lease term or estimated useful life of the asset.

Impairment of Long Lived Assets – The Company reviews long-lived assets for impairment annually or more frequently if the occurrence of events or changes in circumstances indicates that the carrying amount of the assets may not be fully recoverable or the useful lives of the assets are no longer appropriate. Each impairment test is based on a comparison of the carrying amount of an asset to future net undiscounted cash flows. If impairment is indicated, the asset is written down to its estimated fair value on a discounted cash flow basis.  Long-term inventory written off due to obsolescence included in impairment loss for 2010 was $209,628.

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

The exception to the above statement is if the sale(s) to the dealer(s) are financed through dealer financing. At that point the company records revenue for the bike sold and a receivable from Viper Powersports.

The Company’s dealer agreement provides that the dealer has no right of return unless the Company authorizes the return.

Viper Powersports Inc.
(A Development Stage Company)

Notes to Consolidated Financial Statements

1.	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Warranty – The Company provides warranty coverage for its motorcycles with unlimited miles within a one year period from date of purchase, including parts and labor necessary to repair the motorcycle during the warranty period.

A provision for the costs related to warranty expense will be recorded as a charge to cost of goods sold when revenue is recognized. The estimated warranty cost will be based on industry averages and the stage of production life cycle of the Company’s motorcycles. The warranty reserve will be evaluated on an ongoing basis to ensure its adequacy. At the same time the company calculates a Fair Market value of the risk associated with the dealer financing liability and records the entry. The liability exposure is generally based on using an industry average of ten percent (10%) for the motorcycle sales for the reporting period.
Warranty information is detailed in the following table:

	December 31, 2010	December 31, 2009	December 31, 2008
Beginning balance	$36,531	$7,016	$21,631
Addition to Reserve	0	29,515	0
Warranty payments	(7,832)	0	(14,615)
Ending balance	$28,699	$36,531	$7,016

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

Income Taxes – Income taxes are accounted for under the asset and liability method. Deferred income taxes, if any, are recognized for the difference between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Deferred income taxes, if any, will be recorded at the tax rates expected to be in effect when amounts are to be included in future taxable income. A valuation allowance is recorded to reduce the deferred tax assets to the amounts believed to be realizable. Due to the uncertainty regarding the Company’s future profitability, the future tax benefits of its net operating losses (NOL) have been fully reserved and no net tax benefit has been recorded in these financial statements.  Cumulative NOL’s at December 31, 2010 of approximately 28,100,000 begin to expire in 2022.  Deferred tax assets of approximately $12,610,000 have been offset completely by a valuation allowance.  There are no other significant components of deferred tax assets or liabilities.

A reconciliation of the income tax benefit using federal statutory rates applied to pre-tax losses is as follows;

	2010	2009

Income Tax Benefit at effective federal statutory rate of 35%:	$(1,667,638)	$(855,533)
State income taxes (benefit):	(466,939)	(239,549)
Non-deductible impairment losses, accretion and financing expenses paid for with stock and warrants:	676,571	0
Change in valuation allowance:	1,458,006	1,095,082
Income Tax Benefit:	$0	$0

The Company has no tax position for which the ultimate deductibility is certain but for which there is uncertainty about the timing of such deductibility.  The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the year ended December 31, 2010, the Company recognized no interest or penalties.  The Company had no accruals for interest and penalties at December 31, 2010 or 2009.  Open years subject to investigation of the Company’s federal income tax returns extend from 2007 to 2010.

Viper Powersports Inc.
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

Stock Options and Stock Based Compensation

The Company accounts for equity instruments issued to non-employees for services and goods under ASC Topic 505.50; EITF 96-18 (Accounting for Equity Instruments Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services); and EITF 00-18 (Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to other than Employees.) Generally, the equity instruments issued for services or goods are for common shares or common stock purchase warrants. These shares or warrants are fully vested, non-forfeitable and fully paid or exercisable at the date of grant and require no future performance commitment by the recipient. The Company expenses the fair market value of these securities over the period in which the Company receives the related services.

Dealer Floor Plan Financing –   The Company has a very limited dealer floor plan financing program which is self-financed by the company.

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

Accounting Standards Update (ASU) No. 2009-05 (ASC Topic 820), which amends Fair Value Measurement and Disclosures-Overall, ASU No. 2009-13 (ASC Topic 605), Multiple Deliverable Revenue Arrangements, and various other ASU’s No. 2009-2 through ASU No. 2011-04 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities have been recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

Reclassification:

Certain items for 2009 have been reclassified to conform to the 2010 presentation.

Viper Powersports Inc.
(A Development Stage Company)

Notes to Consolidated Financial Statements

2.	EQUITY FINANCING AGREEMENTS

        Following are all equity security transactions during the year ended December 31, 2010 involving sales not registered under the Securities Act of 1933:

Loan Transactions

The Company entered into seven 90-day loan agreements bearing interest at 12% per annum during the year ended December 31, 2010.  These loans were not initially convertible.  Each agreement required the Company to issue warrants to purchase the applicable number of shares of common stock at prices as described below.  The Company performed a Black-Scholes valuation for each transaction.  The call value was used to value the warrants issued.  Once the warrants were valued, the relative fair value method was used to allocate the proceeds between the warrants and the loans.  The difference in the face value of the loans and the proceeds assigned to the loans becomes a discount on the loans.  These discounts are then accreted over the life of the loans under a separate Debt Conversion Agreement dated November 30, 2010 in which the loans were converted at $.75 per share and additional warrants were granted in which the note holder received 1 warrant for every 2 shares of stock issued upon conversion.  These loans and accrued interest were converted on November 30, 2010 into common stock.  Any remaining unamortized debt discount at the time of conversion has been accreted to financing cost.

				Exercise		Call	Warrant	Proceeds
Date	Term	Proceeds	Warrants	Price	Interest	Value	Value	Allocation
1/21/2010	90 days	$100,000.00	50,000	$0.50	12.00%	$1.11	$55,500.00	$35,600.00
1/27/2010	90 days	$25,000.00	12,500	$0.50	12.00%	$0.95	$11,875.00	$8,050.00
1/28/2010	90 days	$25,000.00	12,500	$0.50	12.00%	$0.94	$11,750.00	$8,000.00
2/4/2010	90 days	$100,000.00	50,000	$0.50	12.00%	$0.86	$43,000.00	$30,000.00
2/4/2010	90 days	$100,000.00	50,000	$0.50	12.00%	$0.86	$43,000.00	$30,000.00
6/16/2010	90 Days	$100,000.00	50,000	$1.00	12.00%	$0.22	$11,000.00	$9,900.00
6/16/2010	90 Days	$100,000.00	50,000	$1.00	12.00%	$0.22	$11,000.00	$9,900.00
		$550,000.00	275,000					$131,450.00
An individual had a $100,000, 90 day note that existed at December 31, 2009.  The loan was converted at $.75 per share on November 30, 2010 under the Debt Conversion Agreement noted above.

The Company entered into a 90-day loan agreement and a 365-day loan agreement during the year ended December 31, 2010.  These loans were convertible into common shares at $.75 and $.50; respectively, and bear a 12.0% interest rate.  The agreement also required the Company to issue warrants to purchase the applicable number of shares of common stock at $1.00 per share.  The Company performed a Black-Scholes valuation for these transactions.  The call value was used to value the warrants issued.  Once the warrants were valued, the relative fair value method was used to allocate the proceeds between the warrants and the loans.  The warrant values will be credited to the APIC-Warrant account.  The difference in the face value of the loans and the proceeds assigned to the loans becomes a discount on the loans.  These discounts are then accreted over the life of the loans.  With the convertibility of these loans, a beneficial conversion feature is created.  The effective conversion price is subtracted from the stock market price to determine the beneficial conversion feature per share.  This is then multiplied by the number of warrants issued.  This BCF value is then expensed immediately, since the loan can be immediately converted.  The ninety day loan and accrued interest was converted on November 22, 2010.  The 365-day loan was converted on December 30, 2010.

				Exercise			Warrant	Proceeds	Beneficial Conv. Feature
Date	Term	Proceeds	Warrants	Price	Interest	Call Value	Value	Allocation	Value
3/23/2010	365 days	$500,000.00	250,000	$1.00	12.00%	$0.76	$190,000.00	$137,000.00	$363,000.00
7/2/2010	90 days	$200,000.00	100,000	$1.00	12.00%	$0.34	$34,000.00	$28,800.00	$53,333.00
		$700,000.00	350,000					$165,800.00	$416,333.00

Common Stock Transactions

During the twelve months ended December 31, 2010, the Company issued 1,905,200 shares of common stock under private placements and 1,392,600 warrants for $1,485,200 in cash, and the Company performed Black-Scholes valuations for each transaction.  The warrant allocation is the amount of the proceeds applied to the warrants.  The difference between the warrant allocation and the proceeds was allocated to the shares of common stock issued.

					Call	Warrant
Date	Shares	Proceeds	Warrants	Exercise Price	Value	Allocation
1/12/2010	100,000	$100,000.00	50,000	$0.50	$1.22	$60,977.49
1/14/2010	200	$200.00	100	$0.50	$1.09	$108.95
2/23/2010	100,000	$100,000.00	50,000	$0.50	$0.84	$41,939.07
2/23/2010	25,000	$25,000.00	12,500	$0.50	$0.84	$10,484.77
5/5/2010	50,000	$50,000.00	50,000	$1.00	$0.40	$20,000.00
7/1/2010	30,000	$30,000.00	15,000	$1.00	$0.20	$3,000.00
7/9/2010	250,000	$250,000.00	125,000	$1.00	$0.39	$48,750.00
7/20/2010	100,000	$100,000.00	50,000	$1.00	$0.44	$22,000.00
8/25/2010	25,000	$25,000.00	12,500	$1.00	$0.42	$5,250.00
9/2/2010	50,000	$50,000.00	25,000	$1.00	$0.36	$9,000.00
9/23/2010	25,000	$25,000.00	12,500	$1.00	$0.40	$5,000.00
9/29/2010	100,000	$100,000.00	50,000	$1.00	$0.37	$18,500.00
10/1/2010	25,000	$25,000.00	12,500	$1.00	$0.40	$5,000.00
10/1/2010	25,000	$25,000.00	12,500	$1.00	$0.40	$5,000.00
10/13/2010	30,000	$30,000.00	15,000	$1.00	$0.44	$6,600.00
10/13/2010	40,000	$40,000.00	20,000	$1.00	$0.44	$8,800.00
10/18/2010	100,000	$100,000.00	50,000	$1.00	$0.42	$21,000.00
11/24/2010	50,000	$25,000.00	50,000	$1.00	$0.11	$5,500.00
12/2/2010	100,000	$50,000.00	100,000	$1.00	$0.14	$14,000.00
12/3/2010	10,000	$10,000.00	10,000	$1.00	$0.14	$1,400.00
12/6/2010	50,000	$25,000.00	50,000	$1.00	$0.14	$7,000.00
12/7/2010	25,000	$12,500.00	25,000	$1.00	$0.14	$3,500.00
12/7/2010	25,000	$12,500.00	25,000	$1.00	$0.14	$3,500.00
12/7/2010	10,000	$5,000.00	10,000	$1.00	$0.14	$1,400.00
12/14/2010	98,000	$49,000.00	98,000	$1.00	$0.12	$11,760.00
12/14/2010	200,000	$100,000.00	200,000	$1.00	$0.12	$24,000.00
12/20/2010	2,000	$1,000.00	2,000	$1.00	$0.15	$300.00
12/20/2010	30,000	$15,000.00	30,000	$1.00	$0.12	$3,600.00
12/20/2010	200,000	$100,000.00	200,000	$1.00	$0.15	$30,000.00
12/27/2010	30,000	$15,000.00	30,000	$1.00	$0.12	$3,600.00

	1,905,200	$1,495,200.00	1,392,600			$410,970.28

Also during the year ended December 31, 2010, the Company issued 80,000 shares of common stock for services.  The stock price was traced to the market closing price on each applicable date.  The stock price was used to value the stock issued for services.

Date	Shares	Market Price	Value
2/5/2010	10,000	$1.20	$12,000.00
2/5/2010	20,000	$1.20	$24,000.00
2/23/2010	50,000	$1.09	$54,500.00
	80,000		$90,500.00

Viper Powersports Inc.
(A Development Stage Company)

Notes to Consolidated Financial Statements

3.	PURCHASE OF ENGINE DEVELOPMENT TECHNOLOGY

Effective March 31, 2005, Viper Powersports Inc., acquired substantial motorcycle engine technology and related assets from Thor Performance Inc., a Minnesota corporation. These assets were acquired in exchange for 749,144 shares of common stock of Viper Powersports Inc. issued to Thor Performance, Inc. The Company valued the engine development technology at $10.00per share and capitalized $7,341,438 for the value of the motorcycle engine development.

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

Viper Powersports Inc.
(A Development Stage Company)

Notes to Consolidated Financial Statements

4.	RECAPITALIZATION

In 2005 Viper Powersports Inc. was merged with Viper Motorcycle Company pursuant to a merger agreement dated March 11, 2005. Upon consummation of this merger, Viper Motorcycle Company became a wholly-owned subsidiary of Viper Powersports Inc.

This transaction constituted a reverse merger which is regarded as if Viper Motorcycle Company had acquired Viper Powersports Inc. These financial statements present operations of Viper Motorcycle Company from its inception on November 18, 2002, and do not include any prior operations of Viper Powersports Inc.

Viper Powersports Inc.
(A Development Stage Company)

Notes to Consolidated Financial Statements

5.	RELATED PARTY TRANSACTIONS

        Robert Van Den Berg, a director of the Company, guaranteed a $250,000 credit facility we obtained from a banking institution, which was established in order to purchase inventory parts and components for upcoming commercial production of Viper motorcycles. In consideration for Mr. Van Den Berg providing this guaranty, we issued him 25,000 shares of our common stock. This line has been paid completely in early January 2011.

Viper Powersports Inc.
(A Development Stage Company)

Notes to Consolidated Financial Statements

6.	COMMON STOCK WARRANTS AND OPTIONS

The Company has issued warrants to purchase a total of 2,601,830 shares of its common stock.

Warrants – Outstanding warrants to purchase 6,500 common shares at a price of $4.00 per share have a three-year term expiring in March 2011;  outstanding warrants to purchase 25,000 common shares at a price of $2.00 per share have a two year term expiring April 2011; outstanding warrants to purchase 31,250 common shares at a price of $1.60 per share have three year term expiring March 2012; outstanding warrants to purchase 37,500 common shares at a price of $4.00 per share having a five-year term expiring January 2013 to March 2013; outstanding warrants to purchase 736,480 common shares at a price of $1.00 per share have  five year term expiring January 2013 to December 2015; outstanding warrants to purchase 830,000 common shares at a price of $1.00 per share having three year term expiring November 2013 to December 2013; outstanding warrants to purchase 62,500 common shares at a price of $.50 per share having a five-year term expiring November 2014 to December 2014; outstanding warrants to purchase 10,000 common shares at a price of $2.00 per share have a five-year term expiring in November 2014; outstanding warrants to purchase 862,600 common shares at a price of $.50 per share have a five-year term expiring in December 2015; outstanding warrants to purchase 400,625 common shares at a price of $.40 per share having a ten-year term expiring December 29, 2020; outstanding warrants to purchase 90,000 common shares at a price of $.50 per share having a ten-year term expiring December 29, 2020; outstanding warrants to purchase 232,734 common shares at a price of $.75 per share having a ten-year term expiring December 29, 2020; outstanding warrants to purchase 203,467 common shares at a price of $1.00 per share having a ten-year term expiring December 29, 2020; outstanding warrants to purchase 233,000 common shares at a price of $1.25 per share having a ten-year term expiring December 29, 2020 and outstanding warrants to purchase 16,167 common shares at a price of $3.00 per share having a ten-year term expiring December 29, 2020.    Related parties hold warrants to purchase 10,000 of these warrant shares, with the other warrants being held by persons who have provided financial or consulting services to the Company. No warrants issued by the Company have been exercised so far.

Stock Options – There is one outstanding option for 31,250 shares.

The assumptions used in valuing warrants under the Black-Scholes option pricing model are as follows;

Exercise price	$.40 to $4.00
Term	Two to Ten years
Volatility	31.3% to 107.97%
Dividends	0.00%
Discount Rate	2.38%

Finders fees paid with warrants during 2010 with a value of $586,992 were paid on December 29, 2010.  The fees were paid separate from and substantially later than the receipt of proceeds of private placements made during the year, and accordingly, were expensed.  These warrants had cashless exercise provisions that allowed them to potentially be settled in cash, resulting in a derivative liability of the same amount.  Because the fees were paid at the end of the year, the gain or loss on the change in value of the derivative liability was nominal.

Viper Powersports Inc.
(A Development Stage Company)

Notes to Consolidated Financial Statements

VIPER POWERSPORTS, INC. COMMON STOCK WARRANTS & OPTIONS

	Options		Warrants
	12/31/2010	12/31/2009	12/31/2010	12/31/2009

Beg Bal	114,500	114,500	314,417	922,669

Issued	0	0	2,429,080	128,750

Adjust for 1 for 4 split				(692,002)

Exercised	—	—	—	—

Cancelled	(83,250)	0	(141,667)	(45,000)

End Bal	31,250	114,500	2,601,830	314,417

Exercisable	31,250	114,500	2,601,830	314,417

7.	LEASING ACTIVITIES

 On October 17, 2005, the Company entered into a capital lease with Citizen Automobile Finance for the acquisition of a 2004 delivery van for a term of 60 months and an interest rate of 7.99%. This lease was completely satisfied in November 2010.

Viper Powersports Inc.
(A Development Stage Company)

Notes to Consolidated Financial Statements

On September 18, 2008, the Company entered into an operating lease for manufacturing and office space at its current Hopkins facility. The term of the lease is thirty nine (39) months beginning October 1, 2008. Future minimum lease payments under this agreement have been included in the schedule of minimum operating lease payments.

On October 14, 2010, the Company entered into an operating lease for manufacturing and office space at its future Auburn, Alabama facility.  The term of the lease is one hundred and twenty (120) months beginning January 1, 2011 but which has been delayed until July 1, 2011 based on the move in condition of the facility.  Future minimum lease payments under this agreement have been included in the schedule of minimum operating lease payments.

Minimum lease payments are as follows:

For the years ending December 31,	Capital Lease	Operating Lease
2011	-	$107,985
2012	-	180,000
Total	-	$287,985
Amount for interest	-
Net	-

Less: Current portion	-
Long term portion	$-

 The operating lease for 2011 is made up of the Hopkins lease location amount of $50,985 and the Auburn lease location amount of $57,000 for July through December 2011.  The Hopkins lease will be completed as of December 31, 2011.  The lease for the Auburn location will not begin until the Company moves into the completed facility which should be approximately July 1, 2011.  The rent at the Auburn location, for 2013 and beyond, has yet to be established according to the lease document but will be determined by several factors and shall not be less that $10,000 per month.  Total rent expense consisting of the Hopkins lease in 2010 was $93,000.

8.	PREFERRED STOCK

The Company has authorized 20,000,000 shares of preferred stock with par value of $.001 per share and of these there are none outstanding.

9.	SUBSEQUENT EVENTS

Payoff of bank loan

 Subsequent to the year end the company paid off a $250,000 credit facility that was guaranteed by a director of the Company that was used for parts and components for commercial production.  This line has been paid off in early January of 2011.

Legal Proceedings

In January 2011, International Finance, LLC, as plaintiff, commenced a legal action against the Company, claiming that the Company owes the plaintiff approximately $98,000 in principal and accrued interest relating to a Promissory Note executed by the Company in 2007.  The Company has answered this claim and denied any liability regarding this Promissory Note on the grounds primarily due to lack of consideration by the plaintiff.  The Company will continue to defend and oppose this lawsuit.

Common Stock Transactions

During the period January 1 through April 1, 2011, the Company issued 858,000 shares of common stock and 479,000 warrants for $479,000 in cash, and the Company performed Black-Scholes valuation for each transaction.  The call value was the cost per share per this model.   The warrant allocation is the amount of the proceeds applied to the warrants.  The difference between the warrant allocation and the proceeds was allocated to the shares of common stock issued.

Option						Call	Warrant
term	Date	Shares	Proceeds	Warrants	Exercise Price	Value	Allocation
3 yr	1/6/2011	100,000	$50,000.00	50,000	$1.00	$0.16	$8,000.00
3 yr	1/14/2011	60,000	$30,000.00	30,000	$1.00	$0.25	$7,500.00
3 yr	1/25/2011	30,000	$15,000.00	15,000	$1.00	$0.25	$3,750.00
3 yr	1/27/2011	100,000	$100,000.00	100,000	$1.00	$0.23	$23,000.00
3 yr	2/9/2011	10,000	$5,000.00	5,000	$1.00	$0.28	$1,400.00
3 yr	2/14/2011	134,000	$67,000.00	67,000	$1.00	$0.27	$18,090.00
3 yr	2/14/2011	134,000	$67,000.00	67,000	$1.00	$0.27	$18,090.00
3 yr	2/22/2011	140,000	$70,000.00	70,000	$1.00	$0.24	$16,800.00
3 yr	3/29/2011	100,000	$50,000.00	50,000	$1.00	$0.18	$9,000.00
3 yr	4/1/2011	50,000	$25,000.00	25,000	$1.00	$0.19	$4,750.00

	Total:	858,000	$479,000.00	479,000			$110,380.00

Loan Transactions

The Company entered into two 60-day loan agreements during the period January 1 through April 15, 2011.  These loans are convertible and carry a 10.0% interest rate.  Each agreement also required the company to issue warrants to purchase the applicable number of shares of common stock at $.50 per share.  The Company performed a Black-Scholes valuation for each transaction.  The call value was used to value the warrants issued.  Once the warrants were valued, the relative fair value method was used to allocate the proceeds between the warrants and the loans.  The warrant values would be credited to the APIC-Warrant account.  The difference in the face value of the loans and the proceeds assigned to the loans becomes a discount on the loans.  These discounts are then accreted over the life of the loans.

							Warrant
Date	Term	Proceeds	Warrants	Exercise Price	Interest	Call Value	Value
4/9/2011	60 days	$50,000.00	50,000	$0.50	10.00%	$0.33	$16,500.00
4/9/2011	60 days	$50,000.00	50,000	$0.50	10.00%	$0.33	$16,500.00

		$100,000.00	100,000				$33,000.00

INDEX TO EXHIBITS

Form 10-K for                                                 Viper Powersports Inc.
Fiscal Year Ended December 31, 2010

Exhibit Number	Description

2 +	Agreement and Plan of Business Combination

3.1+	Articles of Incorporation

3.2+	Bylaws

4 +	Rights of Series A Preferred Shareholders

10.1 +	Asset Purchase Agreement

10.2 +	Dealer Agreement

10.3 +	Financing Floor Plan Vendor Agreement

10.7 #	Palmlund Secured Inventory Financing Agreement

10.9 #	V-Twin Engine Component Purchase Order With MCD

10.10 #	Placement Agent Agreement With Bathgate Capital Partners LLC

10.13 ^	Amendment to Secured Inventory Financing Agreement

21 +	Subsidiaries of Registrant

31.1 *	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Principal Executive Officer and Principal Financial Officer Under Section 906 of the Sarbanes-Oxley

+   Filed previously with Form 10-SB which was filed on November 22, 2005.
#   Filed previously with Amendment #1 to Form 10-SB which was filed on January 19, 2006.
^   Filed previously with Form 10KSB which was filed on March 31, 2006
*   Filed with this Annual Report for fiscal year ended December 31, 2010