Form 10-Q
period 2011-03-31
VIPER POWERSPORTS INC
filed 2011-05-23
CIK 1337213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 1O-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

Commission File No. 000-51632

VIPER POWERSPORTS INC.
(Exact name of registrant as specified in its charter)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule l2b-2 of the Exchange Act). Yes ☐   No ☒

The number of shares of common stock outstanding was 17,949,590 as of May 13, 2011.

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION	3
Item 1. Financial Statements	3
Item 2. Management’s Discussion and Analysis	9
Item 3. Controls and Procedures	21

PART II: OTHER INFORMATION	22
Item 6. Exhibits	22

SIGNATURE:	23

INDEX TO EXHIBITS	24
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

PART 1: FINANCIAL INFORMATION

Item 1: Financial Statements
Viper Powersports Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	March 31, 2011	December 31, 2010
	(Unaudited)	Audited
Assets
Current Assets:
Cash	$21,811	$15,579
Accounts receivable	-	-
Inventory and supplies	208,832	190,930,
Prepaid expenses and other	8,170	1,330
Total Current Assets:	238,813	207,839

Fixed Assets:
Office and computer equipment	124,100	124,100
Manufacturing and development equipment	272,254	272,254
Vehicles	113,349	101,799
Leasehold improvements	90,446	90,446
Accumulated depreciation	(514,595)	(507,989)
Total Fixed Assets:	85,554	80,610

Other Assets:
Rental deposit and other	17,410	4,010
Long term inventory	431,261	431,261
Total Other Assets:	448,671	435,271

Total Assets:	$773,038	$723,720

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$322,260	$303,518
Accrued liabilities	179,376	181,325
Derivative liability – cashless warrants	398,689	586,992
Notes payable	80,000	129,000
Notes payable – related party	353,463	304,513
Current portion of capital lease	-	-,
Total Current Liabilities:	1,333,788	1,505,348

Total Liabilities:	1,522,091	1,505,348

Stockholders’ Deficit:
Preferred stock, $.001 par value; authorized 20,000,000 shares; 0 issued and outstanding	-	-
Common stock, $.001 par value; authorized 25,000,000 shares; 18,527,260 and 17,719,260 issued and outstanding, respectively	18,527	17,719
Additional paid in capital	36,768,358	36,237,465
Accumulated deficit during the development stage	(37,347,635)	(37,036,812)
Total Stockholders’ Deficit:	(560,751)	(781,628)

Total Liabilities and Stockholders’ Deficit:	$773,038	$723,720

See accompanying notes to the financial statements

Viper Powersports Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Cumulative from Inception November 18, 2002
	March 31, 2011	March 31, 2010	through March 31, 2011

Revenue	$35,773	$128,979	$1,125,635
Cost of Revenue	43,487	126,455	1,090,084
Gross profit:	(7,747)	2,524	35,551

Operating Expense:
Research and development cost	1,205	316,949	6,032,005
Selling, general and administrative	466,533	463,848	20,993,827
Loss on impairment of assets	-	-	7,581,317,
Total Operating Expense:	467,738	780,797	34,607,148

Loss from operations:	(475,452)	(778,273)	(34,581,597,)

Other (expenses) income:
Interest expense	(23,676)	(21,313)	(1,542,581)
Loss on sale of assets	-	-	(18,994)
Accretion of debt discount	-	(78,109)	-
Gain/loss from derivative liability	188,303	-	188,303
Beneficial conversion feature on loan	-	(212,000)	(1,719,563)
Other income (expense)	-	68	346,796
Total other (expense) income:	(164,627)	(311,354)	(2,776,039)

Net Loss:	$(310,824)	$(1,089,627)	$(37,347,635)

Net Loss Per Common Share:

Basic and diluted	$(0.02)	$(008)

Weighted Average Shares Common Stock Outstanding	18,154,260	13,583,797

See accompanying notes to the financial statements.

Viper Powersports Inc.
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)

	Three Months Ended		Cumulative from Inception
	March 31, 2011	March 31, 2010	November 18, 2002 through March 31, 2011
Cash Flows Used in Operating Activities:
Net loss	$(499,127)	$(1,089,627)	$(37,535,939)
Expenses not requiring an outlay of cash:
Depreciation	6,606	5.405	584,207
Common Stock and warrants issued for compensation and services	-	90,500	8,623,436
Beneficial conversion feature on convertible loan	-	212,000	416,333
Accretion of debt discount	-	78,109	297,250
Bad debt expensederivative liability			105,707
Derivative liability	(188,303)	-	(188,303)
Warrant issued for inducement to convert debt			292,987
Impairment loss - inventory	-	-	7,581,317
Common stock issued to convert accrued interest			123,814
Changes to operating assets and liabilities:
Decrease (increase) in accounts receivable – net of bad debts	-	(75,548	(106,974)
Decrease (increase) in inventory and supplies – net of obsolescense	(17,902)	77,217)	(844,216)
Decrease (increase) in prepaids and rental deposits	(20,240)	(53,385)	(73,263)
Increase (decrease) in accounts payable	18,743	(115,371	447,266
Increase (decrease) in derivative liabilities-cashless warrants	-	-	586,992
Increase (decrease) in accrued liabilities	(1,949)	(7,099	215,108

Cash flows used in operating activities	(513,870)	(877,799)	(19,285,975)

Cash flows Used in Investing Activities:
Proceeds from sale of fixed assets	-	-	18,994
Funding from Thor Performance for engine development	-	-	150,000
Purchase of intellectual property	-	-	(35,251)
Purchase of fixed assets	(11,550)	-	838,235)

Cash flows used in investing activities	(11,550)	-	(704,492)

Cash Flows from Financing Activities:
Net proceeds from sale of stock with warrants	531,700	191,420	12,636,648
Proceeds from notes payable	-	850,000	1,901,248
Payments on notes payable	(50,049)	(25,000)	(239,754)
Payments on stockholder loans and capital leases	-	(6,065)	(642,069)
Proceeds from Loans from Stockholders	50,000	-	6,356,205
Cash flows from financing activities	531,651	1,010,355	20,012,278

Net Increase (decrease) in cash	6,232	132,556	21,811
Cash at beginning of period	15,579	100,162	-

Cash at end of period	$21,811	$232,718	$21,811,
Supplemental Non-Cash Financing Activities and Cash Flow Information:
Capital Stock issued for Debt and Expenses	$-	$90,000	$9,732,009
Common Stock issued for Engine Development Technology	$-	$-	$7,341,437
Stock Warrants issued with Convertible Debt	$-	$137,000	$132,201
Stock Warrants issued with Short-term loans	$-	$111,650	$131,450
Stock Warrants as prepaid finders fee	$-	$125,103	$151,103
Equipment Acquired via capital lease	$-	$-	$304,740
Interest paid	$23,676	$21,312	$808,664

See accompanying notes to the financial statements

Viper Powersports Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A.  Basis of Presentation

The consolidated balance sheet as of March 31, 2011, the consolidated statements of operations for the three month periods ended March 31, 2011 and 2010 and the consolidated statements of cash flows for the three month periods ended March 31, 2011 and 2010 have been prepared by Viper Powersports Inc. , (the ‘Company”) without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, as of March 31, 2011 and results of operations and cash flows for the three month periods ended March 31, 2011 and 2010 presented herein have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 2010.

B. Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has no current revenues and has a negative working capital position of $1,283,278 as of March 31, 2011. Current cash and cash available are not sufficient to fund operations beyond a short period of time. These conditions create uncertainty as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

C.  Common Stock Transactions
During the three months ended March 31, 2011, the Company issued 808,000 shares of common stock for $$454,000 in cash and 454,000 warrants.  The Company performed Black-Scholes valuation for each transaction.  The call value was the cost per share per this model.  The warrant allocation is the amount of the proceeds applied to the warrants.  The difference between the warrant allocation and the proceeds was allocated to the shares of common stock issued.

Option						Call	Warrant
term	Date	Shares	Proceeds	Warrants	Exercise Price	Value	Allocation
3 yr	1/6/2011	100,000	$50,000.00	50,000	$1.00	$0.16	$8,000.00
3 yr	1/14/2011	60,000	$30,000.00	30,000	$1.00	$0.25	$7,500.00
3 yr	1/25/2011	30,000	$15,000.00	15,000	$1.00	$0.25	$3,750.00
3 yr	1/27/2011	100,000	$100,000.00	100,000	$1.00	$0.23	$23,000.00
3 yr	2/9/2011	10,000	$5,000.00	5,000	$1.00	$0.28	$1,400.00
3 yr	2/14/2011	134,000	$67,000.00	67,000	$1.00	$0.27	$18,090.00
3 yr	2/14/2011	134,000	$67,000.00	67,000	$1.00	$0.27	$18,090.00
3 yr	2/22/2011	140,000	$70,000.00	70,000	$1.00	$0.24	$16,800.00
3 yr	3/29/2011	100,000	$50,000.00	50,000	$1.00	$0.18	$9,000.00

	Total:	808,000	$454,000.00	454,000			$105,630.00

D.  Warrants for Services
Also during the three months ended March 31, 2011, the Company issued 300,000 warrants of common stock for services.  The stock price was traced to the market closing price on each applicable date.  These prices were used to value the stock issued for services.

Date		Warrants	Market Price	Value
3/31/2011	Services	50,000	$.45	$22,500.00
3/31/2011	Services	50,000	$.45	$22,500.00
3/31/2011	Services	100,000	$.45	$45,000.00
3/31/2011	Services	50,000	$.45	$22,500.00
3/31/2010	Services	50,000	$.45	$22,500.00
		300,000		$135,000.00

E.  Subsequent Events
The company has evaluated subsequent events from March 31, 2011 through the date the financial statements were issued and determined that there is the following events to disclose.

Loans:

The Company entered into two 60-day loan agreements from March 31, 2011 until the date of this filing.  These loans are not convertible and carry a 10.0% interest rate.  Each agreement also required the company to issue warrants to purchase the applicable number of shares of common stock at $.50 per share.  The Company performed a Black-Scholes valuation for each transaction.  The call value was used to value the warrants issued.  Once the warrants were valued, the relative fair value method was used to allocate the proceeds between the warrants and the loans.  The warrant values would be credited to the APIC-Warrant account.  The difference in the face value of the loans and the proceeds assigned to the loans becomes a discount on the loans.  These discounts are then accreted over the life of the loans.

						Call	Warrant	Proceeds	6/30/2011
Date	Term	Proceeds	Warrants	Exercise Price	Interest	Value	Value	Allocation	Accretion
4/9/2011	60 days	$50,000.00	50,000	$0.50	10.00%	$0.33	$16,500.00	$35,600.00	$27,293.33
4/9/2011	60 days	$50,000.00	50,000	$0.50	10.00%	$0.33	$16,500.00	$8,050.00	$5,635.00

		$100,000.00	100,000				$33,000.00	$43,650.00	$32,928.33

Common Stock Transactions:

During the period from March 31, 2011 through the filing date, the Company issued 270,000 shares of common stock for $135,000 in cash and 145,000 in warrants.  The Company performed Black-Scholes valuation for each transaction.  The call value was the cost per share per this model.  The warrant allocation is the amount of the proceeds applied to the warrants.  The difference between the warrant allocation and the proceeds was allocated to the shares of common stock issued.

Option						Call	Warrant
term	Date	Shares	Proceeds	Warrants	Exercise Price	Value	Allocation
3 yr	4/1/2011	50,000	$25,000.00	25,000	$1.00	$0.19	$4,750.00
3yr	4/14/2011	100,000	$50,000.00	50,000	$1.00	$0.18	$9,000.00
3yr	4/21/2011	100,000	$50,000.00	50,000	$1.00	$0.20	$10,000.00
3yr	5/2/2011	20,000	$10,000.00	20,000	$1.00	$0.24	$4,800.00

		270,000	$135,000.00	145,000			$28,550.00

New personnel announcements:

Viper Powersports Inc. has announced in a press release dated April 27, 2011 that it has hired a new Vice President of Investor Relations.  Mr. Michael Mann started on May 1, 2011 as the company continues to raise money and prepare for its move to Auburn, Alabama.

Viper Powersports Inc. has announced in a press release dated May 23, 2011 that it has hired a new Chief Financial Officer.  Mr. Timothy C Kling will be starting on July 1, 2011 as the Company relocates to Auburn, Alabama.

Item 2: Management’s Discussion and Analysis

The following discussion should be read and considered along with our consolidated financial statements and related notes included in this 1O-Q. These financial statements were prepared in accordance with United States Generally Accepted Accounting Principles (U.S. GAAP). This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ substantially from those anticipated in these forward-looking statements as a result of various factors including those set forth in the “Risk Factors” section of our Form 10-K filing for December 31, 2010.

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

Continue Design and Development – We will complete development and testing of our Mamba model to offer the Mamba and a Viper three-wheeled “trike” in order to offer the Mamba commercially as soon as possible in 2011 and the “trike” soon there after.

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

Market and Sell Ancillary Viper Products – In 2011, we intend to commence marketing and sales of a variety of ancillary products under our Viper brand, particularly in the large custom cruiser aftermarket. We expect our primary aftermarket sales will be our line of powerful Viper V-Twin engines, and by 2011 we anticipate obtaining substantial revenues from Viper engine sales in this active aftermarket.  We also will outsource production of ancillary Viper items from third-party suppliers including various motorcycle parts and accessories, apparel, and other Viper branded merchandise. For example, we have obtained a source to provide us with a line of Viper branded apparel. Our ancillary Viper products will be sold through multiple marketing channels including Viper dealers, independent aftermarket catalogs and our website.

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

Results of Operations

Revenues

Since our 2002 inception, we have generated total revenues of $1,125,635 some of which occurred in 2004 before we discontinued offering a motorcycle with a non-proprietary engine. We anticipate that our future revenues for the next 12 months will be primarily from sale of Viper cruisers, although we expect to begin obtaining sales of our proprietary engines in the aftermarket by the fourth quarter of 2010. We anticipate receiving additional revenues from our planned line of custom parts and accessories for the motorcycle aftermarket as well as our Viper branded apparel and other merchandise.

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

Operating Expenses
From our inception in November 2002 through March 31, 2011, we have incurred total operating expenses of $34,607,148 including $6,032,005 of research and development expenses and $20,993,827 of selling, general and administrative expenses.

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

Comparison of Quarter Ended March 31, 2011 to Quarter Ended March 31, 2010.

Revenues and Gross Profit

There was $35,773 of motorcycle and parts revenue for the 1st quarter of 2011 as compared to $128,979 for the 1st quarter of 2010.  There was only one bike sold during the first quarter of 2011 as compared to four bikes during the first quarter of 2010.

Research and Development Expenses

Research and development decreased by $315,744 to $1,205 for the 1st quarter of 2011 from $316,949 for the 1st quarter of 2010. This decrease was due to minimal development expense as the company moves into a production company.

Selling, general and administrative expenses

Selling, general and administrative expenses increased to $466,533 for the 1st quarter of 2011 from $463,848 for the 1st quarter of 2010.  Our selling and general administrative expenses were very consistent from quarter to quarter.

Loss from operations

Operational loss for the 1st quarter of 2011 was $475,452 compared to $778,273 for the 1st quarter of 2010. This decreased loss in the 1st quarter of 2010 was due to minimal development expense as the company moves into a production company.

Interest expense

Interest expense for the 1st quarter of 2011 was $23,676 compared to $21,313 for the 1st quarter of 2010. This slight increase during the 1st quarter of 2010 was due to securing loans for operations and inventory.

No income tax benefit was recorded regarding our net loss for the 1st quarters of 2011 and 2010; since we could not determine that it was more likely than not that any tax benefit would be realized in the future.

Since we are beginning commercial operations, our operations are subject to all of the risks inherent in the development of a new business enterprise, including the ultimate risk that we may never commence full-scale operations or that we may never become profitable. We do not expect to make material shipments of our motorcycles to dealers until spring of 2011. Our historic spending levels are not indicative of future spending levels since we are entering a period requiring increased spending for commercial operations including significant inventory purchases, increased marketing and dealer network costs, and additional general operating expenses. Accordingly, our losses could increase until we succeed in generating substantial product sales, which may never happen.

 We currently employ 7 persons including our management, development, marketing and administrative personnel.  We expect to hire 2-5 assembly and administrative personnel during 2011 to support our anticipated commercial production and sales of Viper cruisers. Other than these additional anticipated personnel, we do not anticipate needing any additional personnel during the next twelve months. None of our employees belongs to a labor union, and we consider our relationship with our employees to be good.

Liquidity and Capital Resources

Since our inception, we have financed our development, capital expenditures, and working capital needs through sale of our common stock to investors in private placements and substantial loans from our principal shareholders. We raised a total of approximately $11.6 million through the sale of our common stock in private placements, and in excess of $6.6 million through loans from our principal shareholders.

As of March 31, 2011, we had cash resources of $21,811, total liabilities of $1,522,091, and a negative working capital position of $1,283,278.

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

The report of our independent registered accounting firm for our audited financial statement ended December 31, 2010 states that there is substantial doubt about the ability of our business to continue as a going concern.

Cash Flow Information

Net cash consumed by operating activities was $513,870 during the three months ended March 31, 2011 compared to consuming cash in the amount of $877,799 for the three months ended March 31, 2010.  There was cash used or generated from investing activities for the 1st quarter of 2011 of $11,550 as compared to no cash used during the first quarter of 2010.  Cash generated from financing activities for the three months ended March 31, 2011 was $531,652 compared to $1,010,355 for the three months ended March 31, 2010.

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

From our inception in late 2002 through March 31, 2011, we have experienced cumulative losses of approximately $33 Million, and we will continue to incur losses until we produce and sell our motorcycle products in sufficient volume to attain profitability, which there is no assurance will ever happen. Our operations are particularly subject to the many risks inherent in the early stages of a business enterprise and the uncertainties arising from the lack of a commercial operating history. There can be no assurance that our business plan will prove successful.

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

Off-Balance Sheet Arrangements

Other than a guarantee of our floor plan financing by a principal shareholder we have no off-balance sheet arrangements.

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

Our forward-looking statements speak only as of the date they are made by us. We undertake no obligation to update or revise any such statements to reflect new circumstances or unanticipated events as they occur, and you are urged to review and consider all disclosures we make in this and other reports that discuss risk factors germane to our business, including those risk factors in our Form 10-K for the period ended December 31, 2010.

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
Jerome L. Posey Principal Financial Officer

May 23, 2011
Hopkins, Minnesota

VIPER POWERSPORTS INC.
INDEX TO EXHIBITS

Form 10-Q for Quarter Ended March 31, 2011	Commission File No. 000-51632

Exhibit
Number	Description
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002