Form 10-K/A
period 2009-12-31
VIPER POWERSPORTS INC
filed 2011-08-17
CIK 1337213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

Indicate by check mark if the registrant is a well-know seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒  No ☐

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

The Company is filing the Amended 10-K for the period ended December 31, 2009.  The Amended 10-K addresses the following items;

1)
Strategic Engine Development Joint Venture – (Part 1 – Business Development) – The Company elaborated on the penalty associated with the Company not staying current on payments to Ilmor reaching certain milestones,

2)	Dealer floor planning – (Page 6) – The Company has removed all references to Floor planning as the Company does not have a current floor planning program with the dealer network.
3)	Dealer floor planning financing – (Page 18) - The Company has removed all references to Floor planning as the Company does not have a current floor planning program with the dealer network.
4)	Controlls and Procedures – (Item 9A(T)) – The Company discusses further disclosure regarding deficiencies in internal controls for reporting.
5)	Revenue Recognition (Page F-9) – The Company removed any references to dealer financing,
6)	Subsequent events (Page F-19) – The Company listed the Strategic Engine Development.

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

Under the  Ilmor/Viper Contract, Ilmor has assumed all design, development, testing, quality control and manufacturing with respect to an upgraded Ilmor-designed Viper V-Twin engine. Ilmor has completed design and development operations and is now producing prototype models of this engine based on specifications jointly developed by Ilmor and Viper. Under a payment schedule extending through November 2012, the Company will pay Ilmor a total of $745,000 for the design, development and testing of this V-Twin engine.  Ilmor will be paid upon reaching certain milestones and successful first article testing at each phase.  If Ilmor is not paid upon reaching certain design and manufacturing milestones then Ilmor has the rights to demand full payment or the various patents involved in the engine design would become Ilmor’s property.  Ilmor also reserves the right to renegotiate the terms of payment from the Company.  The Company is current on all payments to Ilmor under this contract based on their performance.

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

       Regarding revenue recognition for dealers we have established a reserve allowance for the estimated liability related to any repossessions. We will review this repurchase allowance on a quarterly basis, and to the extent current experience differs materially with previous allowance estimates, we will make appropriate adjustments. Our dealer agreement provides the dealer has no right of return unless the return is authorized by us.

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

While the above was adequate at the time further evaluation by the Company’s former Chief Financial Officer and comments by the S.E.C. determined that various adjustments in language were necessary to be addressed.  The Company’s Chief Executive and new Chief Financial Officer, John R. Silseth and Timothy C. Kling, have reviewed the Company’s disclosure controls and procedures as of the end of the period covered by this report and based on this review, these two officers believe that the Company’s disclosure controls and procedures were ineffective and additional disclosures were necessary and are identified in a summary list at the beginning of the report.

These deficiencies in the Company’s internal controls over financial reporting have been addressed by the hiring of a new Chief Financial Officer.  All of the numbers reported in the financial statements were correct and did not require adjustment.

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

Shareholder	Shares Owned Beneficially	Percent of Class
Title of Class – Common Stock
Terry L. Nesbitt 1	182,500	1.5%
Robert O. Knutson	122,356	1.0%
John R. Silseth II	1,175,757	9.9%
Robert Van Den Berg	133,843	1.1%
Duane Peterson	12,500	.1%
David Palmlund III 2	1,214,432	10.2%
5323 Swiss Avenue
Dallas, TX 75214
James G. Kelly	258,375	2.2%
Jerome L. Posey	6,250	-
All directors and officers	1,891,581	16.0%
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

Revenue Recognition – The Company conducts its sales through a network of independent dealers, and the Company recognizes revenue for sales to dealers after the following has taken place:

•	Motorcycles are delivered, which is at the time they are shipped;

•	Title of the motorcycle passes to the dealer, at the time of shipment;

•	Collection of the relevant receivable is probable;

•	Persuasive evidence of an arrangement exists; and

•	The sales price is fixed or determinable.

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

     Under the  Ilmor/Viper Contract, Ilmor has assumed all design, development, testing, quality control and manufacturing with respect to an upgraded Ilmor-designed Viper V-Twin engine. Ilmor has completed design and development operations and is now producing prototype models of this engine based on specifications jointly developed by Ilmor and Viper. Under a payment schedule extending through November 2012, the Company will pay Ilmor a total of $745,000 for the design, development and testing of this V-Twin engine.  Ilmor will be paid upon reaching certain milestones and successful first article testing at each phase.  If Ilmor is not paid upon reaching certain design and manufacturing milestones then Ilmor has the rights to demand full payment or the various patents involved in the engine design would become Ilmor’s property.  Ilmor also reserves the right to renegotiate the terms of payment from the Company.  The Company is current on all payments to Ilmor under this contract based on their performance.

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