Form 10-Q
period 2011-06-30
VIPER POWERSPORTS INC
filed 2011-08-23
CIK 1337213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 1O-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

Commission File No. 000-51632

VIPER POWERSPORTS INC.
(Exact name of registrant as specified in its charter)

Nevada	41-1200215
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2458 W. Tech Lane, AuburnAlabama	36832
(Address of principal executive offices)	(Zip Code)

(334) 887-4445
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule l2b-2 of the Exchange Act). Yes ☐   No ☒

The number of shares of common stock outstanding was 19,111,724 as of August 22, 2011.

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION		3
Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis	9
Item 3.	Controls and Procedures	16

PART II: OTHER INFORMATION		17
Item 6.	Exhibits	17

SIGNATURE:		18

INDEX TO EXHIBITS		19
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

PART 1: FINANCIAL INFORMATION

Item 1: Financial Statements
Viper Powersports Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	June 30, 2011	December 31, 2010
	(Unaudited)

Assets
Current Assets:
Cash	$328,945	$15,579
Accounts receivable, net of allowance	6,513	-
Inventory and supplies	230,585	190,930
Prepaid expenses and other	-	1,330
Total Current Assets:	566,043	207,839

Fixed Assets:
Office and computer equipment	170,360	124,100
Manufacturing and development equipment	257,176	272,254
Vehicles	113,348	101,799
Leasehold improvements	24,200	90,446
Accumulated depreciation	(367,930)	(507,989)
Total Fixed Assets:	197,154	80,610

Other Assets:
Rental deposit and other	17,410	4,010
Long term inventory	431,261	431,261
Total Other Assets:	448,671	435,271

Total Assets:	$1,211,868	$723,720

Liabilities and Stockholders’ Equity(Deficit)
Current Liabilities:
Accounts payable	$261,102	$303,518
Accrued liabilities	195,714	181,325
Notes payable	80,000	129,000
Notes payable – related party	302,433	304,513
Total Current Liabilities:	839,249	918,356
Long-term Liability
Derivative Liability	750,169	586,992
Total Liabilities:	1,589,418	1,505,348

Stockholders’ Equity(Deficit):
Preferred stock, $.001 par value; authorized 20,000,000 shares; 1,353,135 unissued and outstanding	1,353	-
Common stock, $.001 par value; authorized 25,000,000 shares; 19,111,724 and 17,719,280 issued and outstanding, respectively	19,111	17,719
Additional paid in capital	37,801,950	36,237,465
Accumulated deficit during the development stage	(38,199,964)	(37,036,812)
Total Stockholders’ Equity/(Deficit):	(377,550)	(781,628)

Total Liabilities and Stockholders’ Equity/(Deficit):	$1,211,868	$723,720

See accompanying notes to the financial statements

Viper Powersports Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative from Inception November 18, 2002 through
	2011	2010	2011	2010	June 30, 2011
		(restated)		(restated)
Revenue	2,962	1,621	38,735	22,596	1,128,597
Cost of Revenue	2,718	1,104	46,205	19,555	1,092,802
Gross profit:	244	517	(7,470)	3,041	35,795

Operating Expense:
Research and development cost	2,951	196,701	4,156	513,650	6,034,956
Selling, general and administrative	487,859	374,176	954,392	838,024	21,481,686
Loss on impairment of assets	-		-	-	7,581,317

Total Operating Expense:	490,810	570,877	958,548	1,351,674	35,097,959

Loss from operations:	(490,566)	(570,360)	(966,018)	(1,348,633)	(35,062,164)

Other (expenses) income:
Interest expense	(11,744)	(57,101)	(35,420)	(78,414)	(1,554,325)
Loss on sale of assets	-	-	-	-	(18,994)
Accretion of debt discount	-	(74,000)	-	(152,109)	-
Gain/loss from derivative liability	(351,480)	-	(163,177)	-	(163,177)
Beneficial conversion feature on loan	-	-	-	(212,000)	(1,749,563)
Other income (expense)	1,463	1,678	1,463	1,746	348,258

Total other (expense) income:	(361,761)	(129,423)	(197,134)	(440,777)	(3,137,800)

Net Loss:	(852,327)	(699,783)	(1,163,152)	(1,789,410)	(38,199,964)

Net Loss Per Common Share:

Basic and diluted	(0.05)	(0.05)	(0.06)	(0.13)

Weighted Average Shares
Common Stock Outstanding	18,720,447	13,744,931	18,438,917	13,664,809

See accompanying notes to the financial statements.

Viper Powersports Inc.
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)

	Six Months Ended June 30,		Cumulative from Inception November 18, 2002 through June 30, 2011
	2011	2010
		(restated)
Cash Flows Used in Operating Activities:
Net loss	$(1,163,152)	$(1,789,410)	$(38,199,964)
Expenses not requiring an outlay of cash:
Depreciation	13,212	10,811	590,813
Common stock and warrants issued for compensation and services	-	90,500	8,623,436
Beneficial conversion feature on convertible loan	-	212,000	416,333
Accretion of debt discount	-	152,109	297,250
Bad debt expense		-	105,707
Change in derivative liability	163,177	21,323	750,169
Warrant issued for inducement to convert debt	-	-	292,987
Impairment loss – inventory	-	-	7,581,317
Common stock issued to convert accrued interest	3,164	-	126,978
Changes to operating assets and liabilities:
Decrease (increase) in accounts receivable – net of bad debts	(6,513)	81,648	(113,487)
Decrease (increase) in inventory and supplies – net of obsolescence	(39,655)	(97,926)	(865,969)
Decrease (increase) in prepaids and rental deposits	(12,070)	(18,704)	(65,093)
Increase (decrease) in accounts payable	(42,416)	26,337	386,107
Increase (decrease) in accrued liabilities	11,225	12,132	228,282

Cash flows used in operating activities	(1,073,028)	(1,299,180)	(19,845,134)

Cash flows Used in Investing Activities:
Proceeds from sale of fixed assets	-	-	18,994
Funding from Thor Performance for engine development	-	-	150,000
Purchase of intellectual property	-	-	(35,251)
Purchase of fixed assets	(129,756)	(2,731)	(956,441)

Cash flows used in investing activities	(129,756)	(2,731)	(822,698)

Cash Flows from Financing Activities:
Net proceeds from sale of preferred stock	493,029	-	493,029
Net proceeds from sale of stock with warrants	624,199	233,920	12,729,147
Proceeds from notes payable	113,400	1,050,000	2,014,648
Proceeds from warrant sold with notes payable	286,600	-	286,600
Payments on notes payable	(51,078)	(50,000)	(240,783)
Payments on stockholder loans and capital leases	-	(135,560)	(642,069)
Proceeds from loans from stockholders	50,000	111,000	6,356,205
Cash flows from financing activities	1,516,150	1,209,360	20,996,777

Net increase (decrease) in cash	313,366	(92,551)	328,945
Cash at beginning of period	15,579	100,162	-

Cash at end of period	$328,945	$7,611	$328,945
Supplemental Non-Cash Financing Activities and Cash Flow Information:
Preferred stock issued for debt	$113,400	$-	$113,400
Common stock issued for debt and expenses	$325,000	$-	$10,057,009
Common stock issued for engine development technology	$-	$-	$7,341,437
Stock warrants issued with convertible debt	$-	$137,000	$137,000
Stock warrants issued with short-term loans	$-	$131,450	$131,450
Stock warrants as prepaid finder’s fee	$-	$136,103	$151,103
Equipment acquired via capital lease	$-	$-	$304,740
Interest converted	$35,419	$78,414	$820,407

See accompanying notes to the financial statements

Viper Powersports Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A.  Basis of Presentation

The consolidated balance sheet as of June 30, 2011, the consolidated statements of operations for the six months ended June 30, 2011 and 2010 and the consolidated statements of cash flows for the six months ended June 30, 2011 and 2010 have been prepared by Viper Powersports Inc., (the ”Company”) without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, as of June 30, 2011 and results of operations and cash flows for the six months ended June 30, 2011 and 2010.

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

For comparison, the Company’s Form 10-Q for the quarter ended June 30, 2010 was restated.  When comparative data is used in this statement, the Company is referencing the restated Form 10-Q

B. Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has a negative working capital position of $273,206 as of June 30, 2011. Current cash and cash available are not sufficient to fund operations beyond a short period of time. These conditions create uncertainty as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

C.  Common Stock Transactions

During the six months ended June 30, 2011, the Company issued 1,078,000 shares of common stock for $539,000 in cash and 858,000 warrants as follows:

Option term	Date	Shares	Proceeds	Warrants	Exercise Price
3 yr	1/6/2011	100,000	$50,000	50,000	$1.00
5 yr	1/14/2011	60,000	30,000	30,000	1.00
5 yr	1/25/2011	30,000	15,000	15,000	1.00
5 yr	1/27/2011	200,000	100,000	200,000	1.00
5 yr	2/9/2011	10,000	5,000	5,000	1.00
5 yr	2/14/2011	134,000	67,000	134,000	1.00
5 yr	2/14/2011	134,000	67,000	134,000	1.00
5 yr	2/22/2011	140,000	70,000	70,000	1.00
5 yr	3/29/2011	100,000	50,000	50,000	1.00
5 yr	4/1/2011	50,000	25,000	50,000	1.00
5yr	4/21/2011	100,000	50,000	100,000	1.00
5yr	5/2/2011	20,000	10,000	20,000	1.00
	Total:	1,078,000	$539,000	858,000

D.  Preferred Stock

During the six months ended June 30, 2011, the Company sold 1,353,135 shares of Convertible Preferred Stock net of expenses for $893,029 in cash and $400,000 of converted debt.  The preferred shares become eligible for converting into Common Stock.  The conversion price per share is the lower of $0.75 or a 30% discount from the public trading price of Viper Common Stock averaged over a five-day period prior to the date of the conversion or January 1, 2012.

Issuance and delivery of certificates for such preferred shares was not complete until after June 30, 2011.  The Company has acted as its own Registrar and Transfer Agent for the Preferred Stock.

E.  Stock for Services

During the six months ended June 30, 2011, the Company issued 530,000 shares of common stock for services.  The value used was the market closing price on each applicable date.

Date		Common Stock	Market Price	Value
3/31/2011	Services	50,000	$.45	$22,500
3/31/2011	Services	50,000	.45	22,500
3/31/2011	Services	100,000	.45	45,000
3/31/2011	Services	50,000	.45	22,500
3/31/2011	Services	50,000	.45	22,500
4/252011	Services	100,000	.50	50,000
5/16/2011	Services	30,000	.50	15,000
6/23/2011	Services	100,000	.48	48,000
		530,000		$248,000

F.  Loans:

The Company entered into the following 60-day loan agreements through June 30, 2011.  The loans carried a 10.0% interest rate.  Each agreement also required the Company to issue warrants to purchase the applicable number of shares of common stock at $.50 per shareThe relative fair value method was used to allocate the proceeds between the warrants and the loans.  The resulting debt discounts were then accreted over the life of the loans.  These loans were subsequently converted into Convertible Preferred Stock on June 30, 2011 at which time the unamortized discount was expensed.

Date	Term (days)	Proceeds	Warrants	Exercise Price	Interest	Call Value	Warrant Value	Proceeds Allocation	Accretion	Conver Pefer Stock
4/9/2011	60	$50,000	50,000	$0.50	10%	$.33	$16,500	-	-	66,667
4/9/2011	60	50,000	50,000	0.50	10%	.33	16,500	-	-	66,667
4/14/2011	60	50,000	50,000	0.50	10%	.32	16,100	-	-	66,667
6/14/2011	60	50,000	100,000	0.50	10%	.33	33,000	-	-	33,333
6/14/2011	60	25,000	50,000	0.50	10%	.33	16,500	-	-	66,667
6/14/2011	60	50,000	100,000	0.50	10%	.33	33,000	-	-	66,667
6/29/2011	60	25,000	50,000	0.50	10%	.62	31,000	-	-	33,333
6/29/2011	60	100,000	200,000	0.50	10%	.33	124,000	-	-	133,333

		$400,000	650,000				$286,600			533,334

G. Inventories

Inventories are stated at the lower of cost or market.  Cost is determined by using first-in, first-out method (FIFO).  Demonstration motorcycles are stated at manufacturing cost with reserves recorded to reflect their net realizable value.  The Company reviews inventory for obsolescence and excess quantities to determine that items deemed obsolete or in excess are appropriately reserved.  Inventory components at June 30, 2011 are as follows:

June 30, 2011
Raw material	$518,834
Work-in-process	-
Finished goods	143,012
$661,846

Current portion	$230,855
Long-term portion	$431,261

H. Restatement

The management of the Company concluded consignment inventory was erroneously recorded as revenue during the six months period ended June 30, 2010.

Accordingly, the accompany Balance Sheet, Statement of Operations and Statement of Cash Flow for the period described in the preceding sentence have been retroactively adjusted as summarized below:

Effect of Corrections	As Previously Reported	As Restated	Adjustment
At June 30, 2010

BALANCE SHEET
Assets:
Accounts Receivable	$239,031	$131,027	$(108,004)
Inventory	$530,891	$638,895	$108,004
Total Current Assets	$993,910	$993,910	0

STATEMENT OF OPERATIONS
Revenue	$130,600	$22,596	$(108,004)
Cost of Revenue	$127,559	$19,555	$108,004
Gross Profit	$3,041	$3,041	$0

STATEMENT OF CASH FLOW
Decrease (increase) in accounts receivable – net of bad debts	$(26,356)	$81,648	$108,004
Decrease (increase) in inventory and supplies – net of obsolescence	$10,078	$(97,926)	$(108,004)

I. Subsequent Events

The Company has evaluated subsequent events from June 30, 2011 through the date the financial statements were issued and determined that there are the following events to disclose.

Loans:

On July 27, 2011, the Company entered into two-year loan agreement with the Industrial Development Board of the City of Auburn, Alabama.  The $200,000 loan will be used to purchase new equipment.  The new equipment will be used as collateral for the loan agreement.  The loan carries a 3.25% interest rate payable in quarterly payments.  Two principle payments of $100,000 are due on July 27, 2012 and 2013.

Leasing Activities
On July 27, 2011, the Company and Industrial Development Board of the City of Auburn, Alabama renegotiated its operating lease for the Auburn, Alabama facility.  The term of the lease is for one hundred and twenty (120) months with a starting date of November 1, 2011.  Total operating lease payments for the remainder of 2011 are $21,064.  Lease payments for 2012 are $138,784.  The lease payment, starting in November 2013 will be recalculated based on the City of Auburn’s cost of debt service.

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

Business Development Overview

Viper Powersports Inc., formerly ECCO Capital Corporation (“ECCO”), was incorporated in Nevada in 1980 under aformer name.  ECCO ceased all active operation in 2001 and remained inactive until its stock exchange acquisition of Viper Motorcycle Company in early 2005, incident to which it changed its name to Viper Powersports Inc.

Effective March 31, 2005, Viper Powersports Inc. acquired all of the outstanding capital stock of Viper Motorcycle Company, a Minnesota corporation, resulting in Viper Motorcycle Company becoming a wholly-owned subsidiary of Viper Powersports Inc. For accounting and operational purposes, this acquisition was a recapitalization conducted as a reverse acquisition of Viper Powersports Inc. with Viper Motorcycle Company being regarded as the acquirer. Consistent with reverse acquisition accounting, all of the assets, liabilities and accumulated deficit of Viper Motorcycle Company are retained on our financial statement as the accounting acquirer. Since Viper Powersports Inc. had no assets or liabilities at the time of this acquisition, its book value has been stated as zero on the recapitalized balance sheet.The stock exchange for this reverse acquisition was effected on a one-for-one basis, resulting in the stockholders of Viper Motorcycle Company exchanging all of their outstanding capital stock for an equal and like amount of capital stock of Viper Powersports Inc. This resulted in the former shareholders of Viper Motorcycle Company acquiring approximately 94% of the resulting combined entity.

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

After undergoing an extensive engine emissions testing program for an entire year conducted by a leading independent test laboratory in 2007, our proprietary V-Twin engines recently satisfactorily passed  and complied with all noise and pollution emissions requirements of both the federal Environmental  Protection Agency (EPA) and the more stringent emissions requirements of the California  Air Resources Board (CARB).  Satisfying these standards constitutes a touchstone achievement for the Company that we believe places us in a commanding competitive position in the upscale custom motorcycle market.

We commenced commercial marketing, very limited production and commercial shipment of Viper motorcycles in 2009.  With the completed relocation to Auburn, Alabama, the Company has started stocking inventory and will begin production of its 2011 motorcycles.

Strategic Engine Development Joint Venture

In January 2010, the Company’s subsidiary, Viper Motorcycle Company, entered into a three-year Motorcycle Engine Manufacture and Supply Agreement with Ilmor Engineering Inc. (the “Ilmor/Viper Contract”).  Ilmor Engineering Inc. (“Ilmor”) has been engaged for over 20 years in the design, development and manufacture of high-performance engines, and Ilmor’sextensive precision engineering and manufacturing facilities are located in suburban Detroit, Michigan.  The Company is very pleased to have completed this strategic and valuable Ilmor/Viper Contract, since Ilmor is widely recognized as one of the most successful race-engine design and manufacturers.

Under a previous written contract entered into by Ilmor and Viper in 2009, Ilmor began assembling all V-Twin engines used by Viper Motorcycle Company and since then Ilmor has conducted all of the Company’s engine product assembly. The initial 2009 contract also contained a product development segment whereby Ilmor evaluated our V-Twin engine to determine whether the parties should engage in a future joint venture to develop and produce an upgraded model of the Viper engine.  Ilmor’s evaluation of our V-Twin engine through the initial contract was favorable, and accordingly resulted in the current Ilmor/Viper Contract, which provides for the exclusive manufacture and supply by Ilmor of a Viper engine designed by Ilmor.

The Company has approved and is well satisfied with the most improved and upgraded Ilmor-designed Viper engine, and accordingly has ordered and obtained initial commercial shipments of these engines .  Ilmor agrees to manufacture and supply all V-Twin requirements of Viper Motorcycle Company and in turn the Company must purchase all its engines exclusively from Ilmor. Ilmor will bear the cost and expense of all tooling, parts and components to manufacture and supply Viper engines until finished engines are invoiced and shipped to the Company. So long as Viper Motorcycle Company satisfies certain minimum annual engine purchase requirements, Ilmor shall not develop, manufacture or sell a similar V-Twin engine for itself or any third party.

These Ilmor-designed Viper engines are labeled with an Ilmor brand, for which the Company has been granted a non-exclusive paid-up license to use the Ilmor Mark in connection with sale and distribution of Viper engines.  All intellectual property rights related to any Ilmor Marks, however, continue to be owned exclusively by Ilmor.  Engine pricing to be paid to Ilmor by Viper Motorcycle Company will be determined annually based on the actual Bill of Materials for components, labor and assembly costs incurred by Ilmor, plus a reasonable mark-up percentage.

Plan of Operation

Our long-term business strategy or goal is to become a leading developer and supplier of premium V-Twin heavyweight motorcycles, V-Twin engines, and ancillary motorcycle aftermarket products. In implementing this strategy, we intend to execute the following matters for the next twelve months:

Continuecommercializing the Diamondback& Mamba
Our primary focus during 2011is to complete implementing and improving production operations for our motorcycle products to be manufactured by us effectively on a commercial scale. We will complete our production assembly set-up including shelving, railings and individual station equipment necessary for efficient factory production operations. We also have obtained all vendors, suppliers or subcontract third parties needed for obtaining components, parts and raw materials for our motorcycles and having them painted after assembly, and we will continue to identify and obtain alternate sources for material components.

Continue Design and Development
We will complete development and testing of our Mamba model and a Viper three-wheeled “trike” in order to offer theMamba commercially as soon as possible in 2011 and the “trike” soon thereafter.

Expansion of Distribution Network
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

Market and Sell Ancillary Viper Product
In 2011, we intend to commence marketing and sales of a variety of ancillary products under our Viper brand, particularly in the large custom cruiser aftermarket. We expect our primary aftermarket sales will be our line of powerful Viper V-Twin engines, and by 2012 we anticipate obtaining substantial revenues from Viper engine sales in this active aftermarket. We also will outsource production of ancillary Viper items from third-party suppliers including various motorcycle parts and accessories, apparel, and other Viper branded merchandise. For example, we have obtained a source to provide us with a line of Viper branded apparel. Our ancillary Viper products will be sold through multiple marketing channels including Viper dealers, independent aftermarket catalogs and our website.

Relocation of manufacturing operations
In June 2011, Viper Motorcycle Companystarteditsrelocation from Hopkins, MN to Auburn, Alabama.  The new 63,000 sq ft world class production facility is situated on 13acres. The plant is large enough to produce up to 1000 units per year and can be expanded to a maximum footprint of 163,000 square feet.

Operational Overview

During 2009 and 2010, the Company commenced limited commercial marketing and production of its motorcycles powered by Ilmor produced engines.  Prior thereto, the Company retained a licensed emissions certification laboratory to test its motorcycles and engines and certify its test results for compliance with the emission standards promulgated by the Environmental Protection Agency (EPA) and the California Air Resources Board (CARB).  This independent test process was successfully completed , and the Company received its official certification from the Environmental Protection Agency on December 4, 2008.

In July 2011, the Company completed the relocation of its entire headquarters and manufacturing operations from Hopkins, Minnesota to Auburn, Alabama.  With this move completed the Company is leasing and occupying a modern state-of-the-art facility in Auburn which is currently being upgraded and customized to suit all of our motorcycle development, marketing, production and administrative functions.  This Auburn facility includes 63,000 square feet with ample future expansion capability.
Results of Operations

Revenues

Since our 2002 inception, we have generated total revenues of $1,128,597 some of which occurred before we discontinued offering a motorcycle with a non-proprietary engine. We anticipate that our future revenues for the next 12 months will be primarily from sale of Viper cruisers, although we expect to begin obtaining sales of our proprietary engines in the aftermarket by the fourth quarter of 2011. We anticipate receiving additional revenues from our planned line of custom parts and accessories for the motorcycle aftermarket as well as our Viper branded apparel and other merchandise.

We believe our future revenue stream will be most significantly affected by customer demand for Viper cruisers, performance of our proprietary V-Twin engines, our ability to timely manufacture our motorcycle products in response to dealer and customer orders, recruitment and retention of dealers and distributors who actively promote and sell our products.

Operating Expenses

From our inception in November 2002 through June 30, 2011, we have incurred total operating expenses of $35,097,959 including $6,034,956 of research and development expenses and $21,481,686 of selling, general and administrative expenses.

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

Comparison of Quarter Ended June 30, 2011andJune 30, 2010.

Revenues and Gross Profit

There was $2,962 of motorcycle and parts revenue for the 2nd quarter of 2011 as compared to $1,621 for the 2nd quarter of 2010.  There were only parts sold during the 2nd quarter of 2011 and  2010.

Research and Development Expenses

Research and development decreased by $193,750 to $2,951 for the 2nd quarter of 2011 from $196,701 for the 2nd quarter of 2010. This decrease was due to minimal development expense as the Company moved into production.

Selling, general and administrative expenses

Selling, general and administrative expenses increased to $487,859 for the 2nd quarter of 2011 from $374,176 for the 2nd quarter of 2010.  Our selling and general administrative expenses were higher due to the relocation to the Auburn location and the hiring of new personnel.

Loss from operations

Operational loss for the 2nd quarter of 2011 was $490,566 compared to $570,360 for the 2nd quarter of 2010. This decreased loss in the 2nd quarter of 2010 was due primarily to minimal development expense as the Company moved into production.

Interest expense

Interest expense for the 2nd quarter of 2011 was $11,744 compared to $57,101 for the 2nd quarter of 2010. This decrease during the 2nd quarter of 2010 was due to reduced debt.

No income tax benefit was recorded regarding our net loss for the 2nd quarters of 2011 and 2010; since we could not determine that it was more likely than not that any tax benefit would be realized in the future.

Comparison of the Six months Ended June 30, 2011 and June 30, 2010.

Revenues and Gross Profitk

There was $38,735 of parts revenue for the first six months of 2011 as compared to $22,596 (restated) for the first six months of 2010.  During the first six months of 2011 and 2010, there were no motorcycles sold.
Research and Development Expenses

Research and development decreased by $509,494 to $4,156 for the first six months of 2011 from $513,650 for the first six months of 2010. This decrease was due to minimal development expense as the Company moved into a production company.

Selling, general and administrative expenses

Selling, general and administrative expenses increased to $954,392 for the first six months of 2011 from $838,024 for the first six months of 2010.  Our increased selling and general administrative expenses reflected the expenses incurred in relocating to Auburn and the hiring of new employees late in the 2nd quarter.

Loss from operations

Operational loss for the first six months of 2011 was $966,018 compared to $1,348,633 for the first six months of 2010. This decreased loss in the 2nd quarter of 2010 was due to minimal development expense as the Company moved into production.

Interest expense

Interest expense for the first six months of 2011 was $35,420 compared to $78,414 for the first six months of 2010. This decrease during the 2nd quarter of 2010 was due to reduced debt for the Company.

No income tax benefit was recorded regarding our net loss for the first six months of 2011 and 2010; since we could not determine that it was more likely than not that any tax benefit would be realized in the future.

Since we are beginning commercial operations, our operations are subject to all of the risks inherent in the development of a new business enterprise, including the ultimate risk that we may never commence full-scale operations or that we may never become profitable. We do not expect to make material shipments of our motorcycles to dealers until winter of 2011. Our historic spending levels are not indicative of future spending levels since we are entering a period requiring increased spending for commercial operations including significant inventory purchases, increased marketing and dealer network costs, and additional general operating expenses. Accordingly, our losses could increase until we succeed in generating substantial product sales, which may never happen.

We currently employ 13 persons including our management, production, engineering, marketing and administrative personnel.  We expect to hire 2-5 assembly and administrative personnel during 2011 to support our anticipated commercial production and sales of Viper cruisers. Other than these additional anticipated personnel, we do not anticipate needing any additional personnel during the next twelve months. None of our employees belong to a labor union, and we consider our relationship with our employees to be good.

Liquidity and Capital Resources

Since our inception, we have financed our development, capital expenditures, and working capital needs through sale of our common stock to investors in private placements and substantial loans from our principal shareholders. We raised a total of approximately $12.7 million through the sale of our common stock in private placements, and in excess of $6.3 million through loans from our principal shareholders and outside sources.

As of June 30, 2011, we had cash resources of $328,945, total liabilities of $1,589,418 and a negative working capital position of $273,206.

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

The report of our independent registered accounting firm for our audited financial statements for the year ended December 31, 2010, states that there is substantial doubt about the ability of our business to continue as a going concern.

Cash Flow Information

Net cash consumed by operating activities was $1,073,028 during the six months ended June 30, 2011 compared to consuming cash in the amount of $1,299,180 for the six months ended June 30, 2010.  There was cash used from investing activities for the six months of 2011 of $129,757 as compared to $2,731 used during the six months of 2010.  Cash generated from financing activities for the six months ended June 30, 2011 was $1,516,151 compared to $1,209,360 for the six months ended June 30, 2010.

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

New personnel announcements:

On a press release dated April 27, 2011, Viper Powersports Inc. announced that Mr. Michael Mann was hired as a new Vice-President of Investor Relations starting on May 1, 2011.

On a press release dated May 23, 2011, Viper Powersports Inc. announced that Mr. Timothy Kling was hired as a new Chief Financial Officer starting on July 1, 2011.

On a press release dated  July 1, 2011, Viper Powersports Inc. announced that Mr. David Leyson was hired as a new Director of Operations starting on July 15, 2011.

On July 1, 2011, Viper Powersports Inc. filed a Form 8-K announcing that Duane Peterson resigned as a director,  Terry L. Nesbitt resigned as a director of the Company and as President of its subsidiary Viper Motorcycle Company; and Jerome Posey resigned as Chief Financial Officer(CFO).

Recent Accounting Pronouncements

In April 2011, the FASB issued ASU No. 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” ASU No. 2011-02 amends the guidance within ASC Topic 310, “Receivables” to clarify how creditors determine when a restructuring constitutes a troubled debt restructuring. In addition, ASU No. 2011-02 clarifies the guidance on a creditor’s evaluation of whether a debtor is experiencing financial difficulties even though the debtor may not be in payment default.

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU No. 2011-04 clarifies the application of existing guidance within ASC Topic 820, “Fair Value Measurement” to ensure consistency between U.S. GAAP and IFRS. ASU No. 2011-04 also requires new disclosures about purchases, sales, issuances, and settlements related to Level 3 measurements and also requires new disclosures around transfers into and out of Levels 1 and 2 in the fair value hierarchy. The Company is required to adopt ASU No. 2011-04 beginning in the first quarter of 2012 and is currently evaluating the impact the new disclosure requirements will have on its financial statements and notes.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” ASU No. 2011-05 amends the guidance within ASC Topic 220, “Comprehensive Income” to eliminate the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. ASU No. 2011-05 requires that all nonowner changes in shareholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company is required to adopt ASU No. 2011-05 beginning in the first quarter of 2012 and the adoption of ASU No. 2011-05 will only impact the format of the current presentation.

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

Our forward-looking statements speak only as of the date they are made by us. We undertake no obligation to update or revise any such statements to reflect new circumstances or unanticipated events as they occur, and you are urged to review and consider all disclosures we make in this and other reports that discuss risk factors germane to our business, including those risk factors in ourForm 10-K for the period ended December 31, 2010.

Item 3. Controls and Procedures

Evaluation of disclosure controls and procedures

The Company’s Chief Executive and Chief Financial Officer, John R. Silseth and Timothy C. Kling, have reviewed the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon this review, these two officers believe that the Company’s disclosure controls and procedures wereineffective in ensuring that information that is required to be disclosed by the Company in reports that it files under the Securities Exchange Act of 1934 is recorded, processed and summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission.

The Company’s disclosure controls and procedures were ineffective during this reporting period.  The Company was in the process of moving its headquarters and replacing its Chief Financial Officer.  As a result, varies documents that were required to report timely were delayed in transit.  This delay was the cause for the 10-Q extension.  Management has received these documents and believes that future disclosures controls will be effective.

Changes in internal controls

There were changes in the Company’s internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  During the second quarter, the Company hired a new Chief Financial Officer.

PART II - OTHER INFORMATION

Item 6. Exhibits

See Index of Exhibits.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duty authorized.

VIPER POWERSPORTS INC.

By:	/s/ Timothy C. Kling
Timothy C. Kling
Principal Financial Officer

August 22, 2011
Auburn, Alabama

VIPER POWERSPORTS INC.
INDEX TO EXHIBITS

Form 10-Q for Quarter Ended June 30, 2011	Commission File No. 000-51632

Exhibit
Number	Description
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002