Form 10-Q/A
period 2010-03-31
VIPER POWERSPORTS INC
filed 2011-09-28
CIK 1337213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 1O-Q/A

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

Commission File No. 000-51632

VIPER POWERSPORTS INC.
(Exact name of Registrant as specified in its charter)

Nevada	41-1200215
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2458 West Tech Lane, Auburn, AL	36832
(Address of principal executive offices)	(Zip Code)

(334) 887-4445
(Issuer’s telephone number)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 4054 of the Securities Act.  Yes ☐ No ☒

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
Item 3.   Controls and Procedures

PART II: OTHER INFORMATION
Item 6.   Exhibits

SIGNATURE:

INDEX TO EXHIBITS
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

The Company is filing the Amended 10-Q for the period ended March 31, 2010.  The amended 10-Q addresses the following items;

1)
Strategic Engine Development Joint Venture – (Item 2 – Management Discussion and Analysis) – The Company elaborated on the penalty associated with the Company not remaining current on payments to Ilmor reaching certain engine development milestones,

2)	Dealer floor planning – (Risk Factors) – The Company has removed all references to floor planning as the Company does not have a current floor planning program with the dealer network.,

3)	Controls and Procedures – (Item 3 – Controls and Procedures) – The Company discusses further disclosure regarding deficiencies in internal controls for reporting.

4)	Correction of erroneously recording consignment inventory as revenue.

5)	Unrecognized derivative liability as a result of issuance of cash-less warrant.

PART 1: FINANCIAL INFORMATION

Item 1: Financial Statements
Viper Powersports Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	Restated
	March 31, 2010	December 31, 2009
Assets	(Unaudited)	Audited
Current Assets:
Cash	$232,718	$100,162
Accounts receivable	180,219	212,675
Inventory and supplies	571,756	540,969
Prepaid expenses and other	240,058	61,570
Total Current Assets:	1,224,751	915,376
Fixed Assets:
Office & computer equipment	119,835	119,835
Manufacturing and development equipment	273,759	273,759
Vehicles	101,799	101,799
Leasehold improvements	90,446	90,446
Accumulated depreciation	(476,557)	(471,152)
Total Fixed Assets:	109,282	114,687
Other Assets:
Rental deposit and other	4,010	4,010
Total Other Assets:	4,010	4,010

Total Assets:	$1,338,043	$1,034,073

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$242,796	$358,167
Accrued liabilities	118,514	125,612
Notes payable – related party	434,353	439,353
Notes payable	125,000	150,000
Short-term notes payable, less discount of $170,542 and $0, respectively	679,458	-
Current portion of capital lease	2,987	4,052
Total Current Liabilities:	1,603,108	1,077,184

Long-Term Liabilities:
Derivative liability	142,509	-
Note payable	29,921	29,921
Total Long-Term Liabilities	172,430	29,921
Total Liabilities:	1,775,538	1,107,105

Stockholders’ Deficit:
Preferred stock, $.001 par value; authorized 20,000,000 shares; 0 issued and outstanding	-	-
Common stock, $.001 par value; authorized 25,000,000 shares; 13,714,162 and 13,408,962 issued and outstanding, respectively	13,714	13,409
Additional paid in capital	33,053,059	32,185,691
Accumulated deficit during the development stage	(33,504,268)	(32,272,132)
Total Stockholders’ Deficit:	(437,495)	(73,032)

Total Liabilities and Stockholders’ Deficit:	$1,338,043	$1,034,073

See accompanying notes to the financial statements

Viper Powersports Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	Restated March 31, 2010	March 31, 2009	Cumulative from Inception November 18, 2002 through March 31, 2010
Revenue	$20,975	$-	$1,183,073
Cost of Revenue	18,451	-	1,138,012
Gross profit:	2,524	-	45,061

Operating Expense:
Research and development cost	316,949	23,276	5,589,641
Selling, general and administrative	463,848	312,793	19,210,061
Loss on impairment of assets	-	-	7,371,689
Total Operating Expense:	780,797	336,069	32,171,391

Loss from operations:	(778,273)	(336,069)	(32,126,330)

Other (expenses) income:
Interest expense	(21,313)	(7,656)	(1,271,444)
Loss on sale of assets	-	-	(18,994)
Loss from derivative liability	(142,509)	-	(142,509)
Accretion of debt discount	(78,109)	-	(78,109)
Beneficial conversion feature on loan	(212,000)	-	(212,000)
Other income (expense)	68	1,905	345,118
Total other (expense) income:	(453,863)	(5,751)	(1,377,938

Net Loss:	$(1,232,136)	$(341,820)	$(33,504,268)

Net Loss Per Common Share:

Basic and diluted	$(0.09)	$(0.04)

Weighted Average Shares
Common Stock Outstanding	13,583,797	7,837,690

See accompanying notes to the financial statements.

Viper Powersports Inc.
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)

	Three Months Ended
	Restated March 31,2010	March 31, 2009	Cumulative from Inception November 18, 2002 through March 31, 2010
Cash Flows Used in Operating Activities:
Net loss	$(1,232,136)	$(341,820)	$(33,504,268)
Expenses not requiring an outlay of cash:
Depreciation	5,405	22,149	546,169
Common Stock & warrants issued for compensation & services	90,500	133,575	8,623,436
Change in derivative liability	142,509	-	142,509
Beneficial conversion feature on convertible loan	212,000	-	212,000
Accretion of debt discount	78,109	-	78,109
Impairment loss	-	-	7,371,689
Changes to operating assets and liabilities:
Decrease (increase) in accounts receivable	32,456	-	(181,486)
Decrease (increase) in inventory and supplies	(30,787)	(78,834)	(566,251)
Decrease (increase) in prepaids and other	(53,385)	(18,501)	(166,648)
Increase (decrease) in accounts payable	(115,371)	56,370	367,802
Increase (decrease) in accrued interest	8,195	-	8,195
Increase (decrease) in accrued liabilities	(15,294)	38,006	146,048

Cash flows used in operating activities	(877,799)	(189,055)	(16,922,696)
Cash flows Used in Investing Activities:
Proceeds from sale of fixed assets	-	-	18,994
Funding from Thor Performance for engine development	-	-	150,000
Purchase of intellectual property	-	-	(35,251)
Purchase of fixed assets	-	-	(823,925)

Cash flows used in investing activities	-	-	(690,182)

Cash Flows from Financing Activities:
Net proceeds from sale of stock	94,937	165,627	10,714,685
Net proceeds from warrants issued with stock	96,483	-	96,483
Proceeds from notes payable	850,000	-	1,452,169
Payments on notes payable	(25,000)	(37,500)	(214,705)
Payments on stockholder loans and capital leases	(6,065)	(1,058)	(644,082)
Proceeds from Loans from Stockholders	-	64,839	6,441,046
Cash flows from financing activities	1,010,355	191,908	17,845,596

Net Increase (decrease) in cash	132,556	2,853	232,718
Cash at beginning of period	100,162	368	-

Cash at end of period	$232,718	$3,221	$232,718
Supplemental Non-Cash Financing Activities and Cash Flow Information:
Capital Stock issued for Debt and Expenses	$-	$-	$8,382,009
Common Stock issued for Engine Development Technology	$-	$-	$7,341,437
Stock Warrants issued with Convertible Debt	$137,000	$-	$269,201
Stock Warrants issued with Short-term loans	$111,650	$-	$111,650
Stock Warrants as prepaid finders fee	$125,103	$-	$125,103
Equipment Acquired via capital lease	$-	$-	$304,740
Interest paid	$21,312	$7,656	$806,300

See accompanying notes to the financial statements

Viper Powersports Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A.  Basis of Presentation

The consolidated balance sheet as of March 31, 2010, the consolidated statements of operations for the three month periods ended March 31, 2010 and 2009 and the consolidated statements of cash flows for the three month periods ended March 31, 2010 and 2009 have been prepared by Viper Powersports Inc., (the “Company”) without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, as of March 31, 2010 and results of operations and cash flows for the three month periods ended March 31, 2010 and 2009 presented herein have been made.

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

Date	Term	Proceeds	Warrants	Exercise Price	Interest	Call Value	Warrant Value	Proceeds Allocation	3/31/2010 Accretion
1/21/2010	90 days	$100,000	50,000	$0.50	12.00%	$1.11	$55,500	$35,600	$27,293
1/27/2010	90 days	$25,000	12,500	$0.50	12.00%	$0.95	$11,875	$8,050	$5,635
1/28/2010	90 days	$25,000	12,500	$0.50	12.00%	$0.94	$11,750	$8,000	$5,511
2/4/2010	90 days	$100,000	50,000	$0.50	12.00%	$0.86	$43,000	$30,000	$18,333
2/4/2010	90 days	$100,000	50,000	$0.50	12.00%	$0.86	$43,000	$30,000	$18,333
		$350,000.						$111,650

The Company also entered into a 365-day loan agreement during the quarter.  This loan is convertible and carries a 12.0% interest rate.  The agreement also requires the company to issue warrants to purchase the applicable number of shares of common stock at $1.00 per share.  The Company performed a Black-Scholls valuation for this transaction.  The call value was used to value the warrants issued.  Once the warrants were valued, the relative fair value method was used to allocate the proceeds between the warrants and the loan.  The warrant values will be credited to the APIC-Warrant account.  The difference in the face value of the loans and the proceeds assigned to the loans becomes a discount on the loans.  These discounts are then accreted over the life of the loans.  With the convertibility of this loan, a beneficial conversion feature is created.  The effective conversion price is subtracted from the stock market price to determine the beneficial conversion feature per share.  This is then multiplied by the number of warrants issued.  This BCF (“Beneficial Conversion Feature”) value is then expensed immediately, since the loan can be immediately converted.

Date	Term	Proceeds	Warrants	Exercise Price	Interest	Call Value	Warrant Value	Proceeds Allocation	3/31/2010 Accretion	Beneficial Conv. Feature Value
3/23/2010	365 days	$500,000	250,000	$1.00	12.00%	$.76	$190,000	$137,000	$3,002.74	$212,000
		$500,000						$137,000		$212,000

 D.  Common Stock Transactions

During the three months ended March 31, 2010, the Company issued 225,200 shares of common stock with warrants for $225,200 in cash.  The Company performed Black-Scholls valuation for each transaction.  The call value was the cost per share per this model.  The warrant allocation is the amount of the proceeds applied to the warrants.  The difference between the warrant allocation and the proceeds was allocated to the shares of common stock issued.

Date	Shares	Proceeds	Warrants	Exercise Price	Call Value	Warrant Allocation
1/12/2010	100,000	$100,000.00	50,000	$0.50	$1.22	$60,977.49
1/14/2010	200	$200.00	100	$0.50	$1.09	$108.95
2/23/2010	100,000	$100,000.00	50,000	$0.50	$0.84	$41,939.07
2/23/2010	25,000	$25,000.00	12,500	$0.50	$0.84	$10,484.77
	225,200	$225,200.00	112,600			$113,510.28

Also during the three months ended March 31, 2010, the Company issued 80,000 shares of common stock for services.  The stock price was traced to the market closing price on each applicable date.  These prices were used to value the stock issued for services.

Date		Shares	Market Price	Value
2/5/2010	Services	10,000	$1.20	$12,000.00
2/5/2010	Services	20,000	$1.20	$24,000.00
2/23/2010	Services	50,000	$1.09	$54,500.00
		80,000		$90,500.00

E.  Restatement

Subsequent to issuance, the management of Viper Powersports Inc. concluded that the original accounting and allocation for the warrants issued during the current period was incorrect.  Management has subsequently determined the correct accounting procedures and has amended the March 31, 2010 financial statements.

(1)
The Company used the Black-Scholl’s pricing model to value the warrants, and the assumptions for these valuations have been discussed in Note D – Common Stock Transactions and Note C – Loan Transactions.  The warrants issued have been accounted for as permanent equity pursuant to the guidance in ASC Topic 815-40-25-20.

(2)	The Company corrected an erroneously recording consignment inventory as revenue.
(3)	The Company recognized derivative liability as a result of issuance of cash-less warrants.

Accordingly, the accompanying balance sheet, statement of operations, and statement of cash flows for the period described in the preceding sentence have been retroactively adjusted as summarized below:

Effect of Corrections	As Previously Reported	As Restated	Adjustment	Reference
At March 31, 2010
ASSETS
- Cash	$232,493	$232,718	$225	(1)
- Account receivable	$288,223	$180,219	$(108,004)	(6)
- Inventory	$463,752	$571,756	$108,004	(6)
- Total Current Assets	$1,224,526	$1,224,751	$225	(1)
- Total Assets	$1,337,818	$1,338,043	$225	(1)
LIABILITIES
- Accounts payable	$242,571	$242,796	$225	(1)
- Accrued liabilities	$102,124	$118,514	$16,390	(2)
- Notes payable - related party	$232,267	$434,353	$202,086	(3)
- Notes payable	$424,512	$125,000	$(299,512)	(3)
- Short-term notes payable	$687,654	$679,458	$(8,196)	(3)
- Total Current Liabilities	$1,692,115	$1,603,108	$(89,007)	(5)
- Derivative liability	$-	$142,509	$142,509	(7)
- Total Long-Term Liabilities	$29,921	$172,430	$142,509	(7)
- Total Liabilities	$1,722,036	$1,775,538	$53,502	(5	)(7)
STOCKHOLDERS' DEFICIT
- Additional paid in capital	$32,961,735	$33,053,059	$91,324	(2	)(4)
- Accumulated deficit	$(33,359,667)	$(33,504,268)	$(144,601)	(4	)(7)
- Total Stockholders' Deficit	$(384,218)	$(437,495)	$(53,277)	(2	)(4)(7)
- Total Liabilities and Stockholders' Deficit	$1,337,818	$1,338,043	$225	(1)

STATEMENT OF OPERATIONS
- Revenue	$128,979	$20,975	$108,004	(6)
- Cost of revenue	$126,455	$18,451	$(108,004)	(6)
- Selling, general and administrative	$371,082	$463,849	$92,767	(4)
- Total Operating Expense	$688,031	$780,797	$92,766	(4)
- Loss from Operations	$685,507	$778,273	$92,766	(4)
- Interest expense	$(111,987)	$(21,313)	$90,674	(4)
- Loss from derivative liability	$-	$(142,509)	$(142,509)	(7)
- Total other (expense) income	$(402,028)	$(453,863)	$(51,835)	(4	)(7)
- Net Loss	$(1,087,535)	$(1,232,136)	$(144,601)	(4	)(7)

STATEMENT OF CASHFLOWS
- Net loss	$(1,087,535)	$(1,232,136)	$(144,601)	(4	)(7)
- Derivative liability	$-	$142,509	$142,509	(7)
- Decrease (increase) in accounts receivable	$32,456	$(75,548)	$(108,004)	(6)
- Decrease (increase) in inventory	$(30,787)	$77,217	$(108,004)	(6)
- Decrease (increase) in prepaids and other	$(81,063)	$(53,385)	$27,678	(3)
- Increase (decrease) in accounts payable	$(115,596)	$(115,371)	$225	(1)
- Increase (decrease) in accrued liabilities	$(23,488)	$(15,294)	$8,194	(2)
- Cash flows used in operating activities	$(911,804)	$(877,799)	$34,005	(5)
- Net proceeds from sale of stock	$225,200	$94,937	$(130,263)	(4)
- Net proceeds from warrants issued with stock	$-	$96,483	$96,483	(4)
- Proceeds from loans from stockholders	$350,000	$-	$(350,000)	(3)
- Cash flows from financing activities	$1,044,135	$1,010,355	$(33,780)	(3	)(4)
- Net Increase (decrease) in cash	$132,331	$132,556	$225	(1)
- Cash at end of period	$232,493	$232,718	$225	(1)

REFERENCE
(1) Correction of cash and accounts payable
(2) Reclass of accrued interest payable
(3) Reclass from notes payable and short-term notes
(4) Changes in warrant accounting
(5) Account correction of A/P & reclassification of accrued interest, N/P
(6) Correction of erroneously recording consignment inventory as revenue
(7) Unrecognized derivative liability as a result of issuance of cash-less warrants

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

Date	Term	Proceeds	Warrants	Exercise Price	Interest	Call Value	Warrant Value	Proceeds Allocation	6/30/10 Accretion
6/16/2010	90 Days	$100,000	50,000	$1.00	12.00%	$0.22	$11,000	$9,900	$1,650
6/16/2010	90 Days	$100,000	50,000	$1.00	12.00%	$0.22	$11,000	$9,900	$1,650
		$200,000						$19,800	$3,300

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

Date	Term	Proceeds	Warrants	Exercise Price	Interest	Call Value	Warrant Value	Proceeds Allocation	Beneficial Conv. Feature Value
7/2/2010	90 days	$200,000	100,000	$1.00	12.00%	$0.34	$34,000	$28,800	$56,000
		$200,000	100,000					$28,800	$56,000

Common Stock Transactions

During the period from March 31, 2010 through the filing date, the Company issued 850,000 shares of common stock with warrants for $850,000 in cash.  The Company performed Black-Scholls valuation for each transaction.  The call value was the cost per share per this model.  The warrant allocation is the amount of the proceeds applied to the warrants.  The difference between the warrant allocation and the proceeds was allocated to the shares of common stock issued.

Date	Shares	Proceeds	Warrants	Exercise Price	Call Value	Warrant Allocation
5/5/2010	50,000	$50,000	50,000	$1.00	$0.40	$20,000
7/1/2010	30,000	$30,000	15,000	$1.00	$0.20	$3,000
7/9/2010	250,000	$250,000	125,000	$1.00	$0.39	$48,750
7/20/2010	100,000	$100,000	50,000	$1.00	$0.44	$22,000
8/25/2010	25,000	$25,000	12,500	$1.00	$0.42	$5,250
9/2/2010	50,000	$50,000	25,000	$1.00	$0.36	$9,000
9/23/2010	25,000	$25,000	12,500	$1.00	$0.40	$5,000
9/29/2010	100,000	$100,000	50,000	$1.00	$0.37	$18,500
10/1/2010	25,000	$25,000	12,500	$1.00	$0.40	$5,000
10/1/2010	25,000	$25,000	12,500	$1.00	$0.40	$5,000
10/13/2010	30,000	$30,000	15,000	$1.00	$0.44	$6,600
10/13/2010	40,000	$40,000	20,000	$1.00	$0.44	$8,800
10/18/2010	100,000	$100,000	100,000	$1.00	$0.42	$42,000
	850,000	$850,000	500,000			$198,900

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

 Under the  Ilmor/Viper Contract, Ilmor has assumed all design, development, testing, quality control and manufacturing with respect to an upgraded Ilmor-designed Viper V-Twin engine. Ilmor has completed design and development operations and is now producing prototype models of this engine based on specifications jointly developed by Ilmor and Viper. Under a payment schedule extending through November 2012, the Company will pay Ilmor a total of $745,000 for the design, development and testing of this V-Twin engine.  Ilmor will be paid upon reaching certain milestones and successful first article testing at each phase.  If Ilmor is not paid upon reaching certain design and manufacturing milestones then Ilmor has the right to demand full payment or the various patents involved in the engine design would become Ilmor’s property.  Ilmor also reserves the right to renegotiate the terms of payment from the Company.  The Company is current on all payments to Ilmor under this contract.

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

Operating Expenses

From our inception in November 2002 through March 31, 2010, we have incurred total operating expenses of $32,171,391 including $5,589,641 of research and development expenses and $19,210,061 of selling, general and administrative expenses.

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

Comparison of Quarter Ended March 31, 2010 to Quarter Ended March 31, 2009.

Revenues and Gross Profit

There was $20,975 of motorcycle and parts revenue for the 1st quarter of 2010 as compared to no revenue for the 1st quarter of 2009.

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

Liquidity and Capital Resources

Since our inception, we have financed our development, capital expenditures, and working capital needs through sale of our common stock to investors in private placements and substantial loans from our principal shareholders. We raised a total of approximately $11million through the sale of our common stock in private placements, and in excess of $6.4 million through loans from our principal shareholders.

As of March 31, 2010, we had cash resources of $232,718, total liabilities of $1,775,538, and a negative working capital position of $378,357.

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

The recently issued pronouncement is not expected to have a material impact on the company’s financial reporting.

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

From our inception in late 2002 through March 31, 2010, we have experienced cumulative losses of approximately $33million, and we will continue to incur losses until we produce and sell our motorcycle products in sufficient volume to attain profitability, which there is no assurance will ever happen. Our operations are particularly subject to the many risks inherent in the early stages of a business enterprise and the uncertainties arising from the lack of a commercial operating history. There can be no assurance that our business plan will prove successful.

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

We also depend upon our dealers to service Viper motorcycles. Any failure of our dealers to provide satisfactory repair services to purchasers of Viper products could lead to a negative perception of the quality and reliability of our products.  .

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

Off-Balance Sheet Arrangements

Other than a guarantee of an inventory line of credit by a principal shareholder and another guaranty of a bank credit facility by one of our directors, we have no off-balance sheet arrangements.

Forward-Looking Statements

This quarterly report on Form I0-Q contains “forward-looking statements”.  Statements expressing expectations regarding our future and projections we make relating to products, sales, revenues and earnings are typical of such statements. All forward-looking statements are subject to the risks and uncertainties inherent in attempting to predict the future. Our actual results may differ materially from those projected, stated or implied in our forward-looking statements as a result of many factors, including, but not limited to, our overall industry environment, customer and dealer acceptance of our products, effectiveness of our dealer network, failure to develop or commercialize new products, delay in the introduction of products, regulatory certification matters, production and or quality control problems, warranty and/or product liability matters, competitive pressures, inability to raise sufficient working capital, general economic conditions and our financial condition.

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

Item 3. Controls and Procedures

Evaluation of disclosure controls and procedures

The Company’s Chief Executive and new Chief Financial Officer, John R. Silseth and Timothy C. Kling, have reviewed the Company’s disclosure controls and procedures as of the end of the period covered by this report and based upon this review, these two officers believe that the Company’s disclosure controls and procedures were ineffective and that additional disclosures were necessary and are identified in a summary list at the beginning of the report.

These deficiencies in the Company’s internal controls involving disclosure have been addressed by the hiring of a new Chief Financial Officer.  All the prior accounts were reconciled and adjustments made.

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

September 22, 2011
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