Form 10-Q/A
period 2010-06-30
VIPER POWERSPORTS INC
filed 2011-10-11
CIK 1337213

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

(334) 887-4445
(Issuer’s telephone number)

Indicate by check mark if registrant is a well-known seasoned issuerer, as defined in Rule 4054 of the Securities Act. Yes ☐  No ☒

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

The Company is filing the Amended 10-Q for the period ended June 30, 2010.  The amended 10-Q addresses the following items;

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

3)	Controls and Procedures – (Item 3 – Controls and Procedures) – The Company discusses further disclosure regarding deficiencies in internal controls for reporting.

4)	Correction of erroneously recording consignment inventory as revenue.

5)	Unrecognized derivative liability as a result of issuance of cash-less warrants.

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements	3
Item 2. Management’s Discussion and Analysis	11
Item 3. Controls and Procedures	22

PART II: OTHER INFORMATION
Item 6. Exhibits	23

SIGNATURE:	24

INDEX TO EXHIBITS	25
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

PART 1: FINANCIAL INFORMATION

Item 1: Financial Statements
Viper Powersports Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	Restated June 30, 2010	December 31, 2009
	(Unaudited)	Audited
Assets
Current Assets:
Cash	$7,611	$100,162
Accounts receivable	130,027	212,675
Inventory and supplies	638,895	540,969
Prepaid expenses and other	216,377	61,570
Total Current Assets:	993,910	915,376

Fixed Assets:
Office & computer equipment	120,854	119,835
Manufacturing and development equipment	275,471	273,759
Vehicles	101,799	101,799
Leasehold improvements	90,446	90,446
Accumulated depreciation	(481,963)	(471,152)
Total Fixed Assets:	106,607	114,687

Other Assets:
Rental deposit and other	4,010	4,010
Total Other Assets:	4,010	4,010

Total Assets:	$1,104,527	$1,034,073

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$384,504	$358,167
Accrued liabilities	159,567	125,612
Notes payable – related party	417,000	439,353
Notes payable	100,000	150,000
Short-term notes payable, less discount of $116,341 and $0, respectively	933,659	-
Current portion of capital lease	1,345	4,052
Total Current Liabilities:	1,996,075	1,077,184

Long-Term Liabilities:
Derivate liability	104,059
Note Payable	29,921	29,921
Total Long-Term Liabilities	133,980	29,921
Total Liabilities:	2,130,055	1,107,105

Stockholders’ Deficit:
Preferred stock, $.001 par value; authorized 20,000,000 shares; 0 issued and outstanding	-	-
Common stock, $.001 par value; authorized 25,000,000 shares; 13,764,164 and 13,408,962 issued and outstanding, respectively	13,764	13,409
Additional paid in capital	33,126,309	32,185,691
Accumulated deficit during the development stage	(34,165,601)	(32,272,132)
Total Stockholders’ Deficit:	(1,025,528)	(73,032)

Total Liabilities and Stockholders’ Deficit:	1,104,527	1,034,073

See accompanying notes to the financial statements

Viper Powersports Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

					Cumulative November 18, 2002
	Three Months Ended June 30,		Six Months Ended June 30,		(Date of Inception)
	2010		2010		Through
	Restated	2009	Restated	2009	June 30, 2010
Revenue	$1,621	$232,630	$22,596	$232,630	$1,076,690
Cost of revenues	1,104	139,531	19,555	139,531	1,031,112
Gross Profit:	517	93,099	3,041	93,099	45,578

Operating expenses
Research and development costs	196,701	46,141	513,650	69,417	5,786,342
Selling, general and administrative	374,176	920,449	838,024	1,233,242	19,584,237
Loss on impairment of assets	-	-	-	-	7,371,689

Total operating expenses:	570,877	966,590	1,351,674	1,302,659	32,742,269

Loss from operations:	(570,360)	(873,491)	(1,348,633)	(1,209,560)	(32,696,691)

Other income (expense)
Interest expense	(57,101)	(24,724)	(78,414)	(32,380)	(1,328,545)
Loss on sale of asset	-	-	-	-	(18,994)
Accretion of debt discount	(74,000)	-	(152,109)	-	(152,109)
Beneficial conversion feature on loan	-	-	(212,000)	-	(212,000)
Gain (loss) from derivate liability	38,450	-	(104,059)	-	(104,059)
Other income (expense)	1,678	530	1,746	2,435	346,796

Total other income (expense):	(90,373)	(24,194)	(544,836)	(29,945)	(1,468,911)

Net Loss:	$(661,333)	$(897,685)	$(1,893,469)	$(1,239,505)	$(34,165,601)

Net Loss Per Common Share:
Basic and diluted	$(0.05)	$(0.09)	$(0.14)	$(0.14)
Weighted Average Shares
Common Stock Outstanding	13,744,931	9,497,765	13,664,809	8,789,747

See accompanying notes to the financial statements.

Viper Powersports Inc.
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)

			Cumulative from
			Inception
	Six Months Ended		November 18,
	Restated		2002 through
	June 30, 2010	June 30, 2009	June 30, 2010
Cash flows Used in operating activities:
Net loss	$(1,893,469)	$(1,239,505)	$(34,165,601)
Expenses not requiring an outlay of cash:
Depreciation	10,811	51,681	551,575
Common stock and warrants issued for compensation and services	90,500	683,698	8,623,436
Beneficial conversion feature on convertible loan	212,000	-	212,000
Change in derivative liability	104,059	-	104,059
Accretion of debt discount	152,109	-	152,109
Impairment loss	-	-	7,371,689
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	81,648	(191,135)	(132,294)
Decrease (increase) in inventory and supplies	(97,926)	(14,713)	(633,390)
Decrease (increase) in prepaids and other	(18,704)	(36,779)	(131,967)
Increase (decrease) in accounts payable	26,337	76,226	509,510
Increase (decrease) accrued interest	21,323	-	21,323
Increase (decrease) in accrued liabilities	12,132	56,648	173,474
Cash Flow used in operating activities	(1,299,180)	(613,879)	(17,344,077)

Cash flows Used in investing activities:
Proceeds from sale of fixed asses	-	-	18,994
Funding from Thor Performance for engine development			150,000
Purchase of intellectual property	-	-	(35,251)
Purchase of fixed assets	(2,731)	(666)	(826,656)
Cash flow used in investing activities	(2,731)	(666)	(692,913)

Cash flows from financing activities:
Net proceeds from sale of stock	120,436	408,227	10,740,184
Net proceeds from warrants issued with stock	113,484	-	113,484
Proceeds from note payable	1,050,000	127,000	1,652,169
Payments on note payable	(50,000)	-	(239,705)
Payments on stockholder loans and capital leases	(135,560)	(19,558)	(773,577)
Proceeds from loans from stockholders	111,000	108,111	6,552,046
Cash flows provided by financing activities	1,209,360	623,780	18,044,601
Net increase (decrease) in cash and cash equivalents	(92,551)	9,235	7,611
Cash, beginning of period	100,162	368	-
Cash, end of period	$7,611	$9,603	$7,611

Supplemental Non-Cash Financing Activities and Cash Flow Information:
Common stock issued for debt & expenses	-		8,382,009
Common stock issued for engine development technology	-	-	7,341,437
Stock warrants issued with convertible debt	137,000	-	269,201
Stock warrants issued with short-term loan	131,450	-	131,450
Stock warrants issued as prepaid finders fee	136,103	-	136,103
Equipment acquired via capital lease	-	-	304,740
Interest paid	78,414	7,656	863,402

See accompanying notes to the financial statements

Viper Powersports Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A.  Basis of Presentation

The consolidated balance sheet as of June 30, 2010, the consolidated statements of operations for the three month and six month periods ended June 30, 2010 and 2009 and the consolidated statements of cash flows for the six month periods ended June 30, 2010 and 2009 have been prepared by Viper Powersports Inc., (the “Company”) without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, as of June 30, 2010 and results of operations and cash flows for the three month and six month periods ended June 30, 2010 and 2009 presented herein have been made.

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

C.  Loan transactions

The Company entered into 90-day loan agreements during the six months ended June 30, 2010.  These loans are not convertible and carry a 12.0% interest rate.  Each agreement also required the Company to issue warrants to purchase the applicable number of shares of common stock at $.50 per share.  The Company performed a Black-Scholes valuation for each transaction.  The call value was used to value the warrants issued.  Once the warrants were valued, the relative fair value method was used to allocate the proceeds between the warrants and the loans.  The warrant values would be credited to the APIC-Warrant account.  The difference in the face value of the loans and the proceeds assigned to the loans becomes a discount on the loans.  These discounts are then accreted over the life of the loans.

Date	Term	Proceeds	Warrants	Exercise Price	Interest	Call Value	Warrant Value	Proceeds Allocation	6/30//2010 Accretion
1/21/2010	90 days	$100,000	50,000	$0.50	12.00%	$1.11	$55,500	$35,600	$27,293
1/27/2010	90 days	25,000	12,500	$0.50	12.00%	$0.95	11,875	8,050	5,635
1/28/2010	90 days	25,000	12,500	$0.50	12.00%	$0.94	11,750	8,000	5,511
2/4/2010	90 days	100,000	50,000	$0.50	12.00%	$0.86	43,000	30,000	18,333
2/4/2010	90 days	100,000	50,000	$0.50	12.00%	$0.86	43,000	30,000	18,333
6/16/2010	90 Days	100,000	50,000	$1.00	12.00%	$0.22	11,000	9,900	1,650
6/16/2010	90 Days	100,000	50,000	$1.00	12.00%	$0.22	11,000	9,900	1,650
		$550,000						$131,450	$78,405

The Company entered into a 365-day loan agreement during the quarter.  This loan is convertible and carries a 12.0% interest rate.  The agreement also requires the Company to issue warrants to purchase the applicable number of shares of common stock at $1.00 per share.  The Company performed a Black-Scholes valuation for this transaction.  The call value was used to value the warrants issued.  Once the warrants were valued, the relative fair value method was used to allocate the proceeds between the warrants and the loan.  The warrant values will be credited to the APIC-Warrant account.  The difference in the face value of the loans and the proceeds assigned to the loans becomes a discount on the loans.  These discounts are then accreted over the life of the loans.  With the convertibility of this loan, a beneficial conversion feature is created.  The effective conversion price is subtracted from the stock market price to determine the beneficial conversion feature per share.  This is then multiplied by the number of warrants issued.  This BCF (“Beneficial Conversion Feature”) value is then expensed immediately, since the loan can be immediately converted.

Date	Term	Proceeds	Warrants	Exercise Price	Interest	Call Value	Warrant Value	Proceeds Allocation	Beneficial Conv. Feature Value
3/23/2010	365 days	$500,000	250,000	$1.00	12.00%	$0.76	$190,000	$137,000	$212,000
		$500,000						$137,000	$212,000

D.  Common Stock Transactions

During the six months ended June 30, 2010, the Company issued shares of common stock with warrants for cash.  The Company performed Black-Scholes valuation for each transaction.  The call value was the cost per share per this model.  The warrant allocation is the amount of the proceeds applied to the warrants.  The difference between the warrant allocation and the proceeds was allocated to the shares of common stock issued.

Date	Shares	Proceeds	Warrants	Exercise Price	Call Value	Warrant Allocation
1/12/2010	100,000	$100,000	50,000	$0.50	$1.22	$60,977
1/14/2010	200	200	100	$0.50	$1.09	109
2/23/2010	100,000	100,000	50,000	$0.50	$0.84	41,939
2/23/2010	25,000	25,000	12,500	$0.50	$0.84	10,485
5/5/2010	50,000	50,000	25,000	$1.00	$0.40	10,000
	275,200	$275,200	137,600			$123,510

Also during the six months ended June 30, 2010, the Company issued 80,000 shares of common stock for services.  The stock price was traced to the market closing price on each applicable date.  These prices were used to value the stock issued for services.

Date	Shares	Market Price	Value
2/5/2010	10,000	$1.20	$12,000
2/5/2010	20,000	$1.20	24,000
2/23/2010	50,000	$1.09	54,500
	80,000		$90,500

E. Restatement

Subsequent to issuance, the management of the Company concluded that the original accounting and allocation for the warrants issued during the current period was incorrect.  Management has subsequently determined the correct accounting procedures and has amended the June 30, 2010 financial statements.
1.
The Company used the Black-Scholes’s pricing model to value the warrants, and the assumptions for these valuations have been discussed in Note C – Common Stock Transactions and Note D – Loan Transactions.  The warrants issued have been accounted for as permanent equity pursuant to the guidance in ASC Topic 815-40-25-20.

2.	The Company corrected an erroneously recording consignment inventory as revenue.
3.	The Company recognized derivative liability as a result of issuance of cashless exercise warrants.

Accordingly, the accompanying balance sheet, statement of operations, and statement of cash flows for the period amended as June 30, 2010 have been retroactively adjusted as summarized below:

Effect of Corrections	As Previously Reported	As Restated	Adjustment	Reference
At June 30, 2010
ASSETS
- Accounts receivable	$239,031	$131,027	$(108.004)	(5)
- Inventory	$530,891	$638,895	$108,004	(5)
- Total current assets	$993,910	$993,910	$-	(5)
LIABILITIES
- Accrued liabilities	$102,124	$159,567	$57,443	(1)
- Notes payable - related party	$326,000	$417,000	$91,000	(1)
- Notes payable	$198,266	$100,000	$(98,266)	(1)

- Short-term notes payable	$1,051,861	$933,659	$(118,202)	(1)
- Total current liabilities	$1,692,115	$1,603,108	$(89,007)	(3)
- Derivative liability	$-	$104,059	$104,059	(6)
- Total long-term liabilities	$29,921	$133.980	$104,059	(6)
- Total liabilities	$2,094,021	$2,130,055	$(36,034)	(3)(6)

STOCKHOLDERS' DEFICIT
- Additional paid in capital	$33,024,580	$33,126,309	$101,729	(2)
- Accumulated deficit	$(34,027,838)	$(34,165,601)	$137,763	(4)(6)
- Total stockholders' deficit	$(989,494)	$(1,025,528)	$36,034	(2)(4)(6)

STATEMENT OF OPERATIONS
Three Months ended March 31, 2010
- Revenue	$128,979	$20,975	$108,004	(6)
- Cost of revenue	$126,455	$18451	$(108,004)	(6)
- Selling, general and administrative	$371,082	$463,849	$92,767	(4)
- Total operating expense	$688,031	$780,797	$92,766	(4)
- Loss from operations	$685,507	$778,273	$92,766	(4)
- Interest expense	$(111,987)	$(21,313)	$90,674	(4)
- Loss from derivative liability	$-	$(142,509)	$(142,509)	(7)
- Total other (expense) income	$(402,028)	$(453,863)	$(51,838)	(4)(7)
- Net loss	$(1,087,535)	$(1,232,136)	$(144,601)	(4)(7)

Six Months ended June 30, 2010
- Revenue	$130,600	$22,596	$(108,004)	(5)
- Cost of revenue	$127,559	$19,555	$108,004	(5)
- Selling, general and administrative	$730,418	$838,024	$107,606	(2)
- Total operating expense	$1,244,070	$1,351,674	$107,604	(2)
- Loss from operations	$(1,241,029)	$(1,348,633)	$(107,604)	(2)
- Interest expense	$(152,314)	$(78,424)	$73,890	(2)
- Loss from derivative liability	$-	$(104,059)	$(104,059)	(6)
- Total other (expense) income	$(514,677)	$(544,836)	$(30,159)	(2)(6)
- Net loss	$(1,755,706)	$(1,893,469)	$(137,763)	(2)(6)

STATEMENT OF CASHFLOWS
Three Months ended March 31, 2010
- Net loss	$(1,087,535)	$(1,232,136)	$(144,601)	(4)(7)
- Derivative liability	$-	$142,509	$142,509	(7)
- Decrease (increase) in receivables	$32,456	$(75,548)	$(108,004)	(6)
- Decrease (increase) in inventory	$(30,787)	$(75,548)	$108,004	(6)
- Decrease (increase) in prepaids and other	$(81,063)	$(53,385)	$27,678	(3)
- Increase (decrease) in accounts payable	$(115,596)	$(115,371)	$225	(1)
- Increase (decrease) in accrued liabilities	$(23,488)	$(15,294)	$8,194	(2)
- Cash flows used in operating activities	$(911,804)	$(877,799)	$34,005	(5)
- Net proceeds from sale of stock	$225,200	$94,937	$(130,263)	(4)
- Net proceeds from warrants issued with stock	$-	$96,483	$96,483	(4)
- Proceeds from loans from stockholders	$350,000	$-	$(350,000)	(3)
- Cash flows from financing activities	$1,044,135	$1,010,355	$(33,780)	(3)(4)
- Net Increase (decrease) in cash	$132,331	$132,556	$225	(1)
- Cash at end of period	$232,493	$232,718	$225	(1)

Six Months ended June30, 2010
- Net loss	$(1,755,706)	$(1,893,469)	$(137,763)	(2)(6)
- Derivative liability	$-	$104,059	$104,059	(6)
- Stock warrants issued for comp and services	$-	$90,500	$90,500	(2)
- Decrease (increase) in receivables	$(26,356)	$81,648	$(108,004)	(5)
- Decrease (increase) in inventory	$10.078	$(97,926)	$108,004	(5)
- Decrease (increase) in prepaids and other	$(154,807)	$(18,704)	$136,103	(2)
- Increase (decrease) in accrued interest	$8,195	$21,323	$13,128	(3)
- Increase (decrease) in accrued liabilities	$(26,195)	$12,132	$38,327	(2)
- Cash flows used in operating activities	$(1,543,535)	$(1,299,180)	$244,355	(3)
- Net proceeds from sale of stock	$466,941	$120,436	$(346,505)	(4)
- Net proceeds from warrants issued with stock	$-	$113,484	$113,484	(4)
- Proceeds from notes payable	$-	$1,050,000	$1,050,000	(4)
- Payments on notes payable	$(123,512)	$(50,000)	$73,512	(4)
- Payments on stockholder loans and cap leases	$(14,341)	$(135,560)	$(121,219)	(4)
- Proceeds from loans from stockholders	$1,124,627	4 111,000	$(1,013,627)	(3)
- Cash flows from financing activities	$1,453,714	$1,209,360	$(244,354)	(3)(4)

REFERENCE (for March 31, 2010)
(1) Correction of cash and accounts payable
(2) Reclass of accrued interest payable
(3) Reclass from notes payable and short-term notes
(4) Changes in warrant accounting
(5) Account correction of A/P & reclassification of accrued interest, N/P
(6) Correction of erroneously recording consignment inventory as revenue
(7) Unrecognized derivative liability as a result of cashless exercise warrants

REFERENCE (For June 30,2010)
(1) Reclass from Notes payable and Short-term notes
(2) Period effect on results of operations for changes in accounting procedures
(3) Cumulative effect of account correction of A/P & reclassification of accrued interest, N/P
(4) Cumulative effect on results of operations for changes in accounting procedures
(5) Correction of erroneously recording consignment inventory as revenue
(6) Unrecognized derivative liability as a result of cashless exercise warrants

F. Subsequent Events
The Company has evaluated subsequent events from June 30, 2010 through the date the financial statements were issued and identified the following disclosures.

The Company entered into a 90-day loan agreement during the quarter.  This loan is convertible and carries a 12.0% interest rate.  The agreement also requires the Company to issue warrants to purchase the applicable number of shares of common stock at $1.00 per share.  The Company performed a Black-Scholes valuation for this transaction.  The call value was used to value the warrants issued.  Once the warrants were valued, the relative fair value method was used to allocate the proceeds between the warrants and the loan.  The warrant values will be credited to the APIC-Warrant account.  The difference in the face value of the loans and the proceeds assigned to the loans becomes a discount on the loans.  These discounts are then accreted over the life of the loans.  With the convertibility of this loan, a beneficial conversion feature is created.  The effective conversion price is subtracted from the stock market price to determine the beneficial conversion feature per share.  This is then multiplied by the number of warrants issued.  This BCF value is then expensed immediately, since the loan can be immediately converted.

Date	Term	Proceeds	Warrants	Exercise Price	Interest	Call Value	Warrant Value	Proceed Allocation	Beneficial Conv. Feature Value
7/2/2010	90 days	$200,000	100,000	$1.00	12.00%	$0.34	$34,000	$28,800	$56,000
		$200,000	100,000					$28,800	$56,000

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

Date	Shares	Proceeds	Warrants	Exercise Price	Call Value	Warrant Allocation
7/1/2010	30,000	$30,000	15,000	$1.00	$0.20	$3,000
7/9/2010	250,000	250,000	125,000	$1.00	$0.39	48,750
7/20/2010	100,000	100,000	50,000	$1.00	$0.44	22,000
8/25/2010	25,000	25,000	12,500	$1.00	$0.42	5,250
9/2/2010	50,000	50,000	25,000	$1.00	$0.36	9,000
9/23/2010	25,000	25,000	12,500	$1.00	$0.40	5,000
9/29/2010	100,000	100,000	50,000	$1.00	$0.37	18,500
10/1/2010	25,000	25,000	12,500	$1.00	$0.40	5,000
10/1/2010	25,000	25,000	12,500	$1.00	$0.40	5,000
10/13/2010	30,000	30,000	15,000	$1.00	$0.44	6,600
10/13/2010	40,000	40,000	20,000	$1.00	$0.44	8,800
10/18/2010	100,000	100,000	100,000	$1.00	$0.42	42,000
	800,000	$800,000	450,000			$178,900

The Company has announced in a press release dated August 10, 2010 that it has plans to begin manufacturing motorcycles in Auburn, Alabama. The Company will move its operations from Hopkins, Minnesota to Auburn, Alabama as soon as possible with full production beginning in 2011.  A brand new facility in Auburn Technology Park West will become the new headquarters and production facility for Viper Motorcycle Company, the company’s wholly owned subsidiary.

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

Results of Operations

Revenues

Since our 2002 inception, we have generated total revenues of $1,076,690 some of which occurred in 2004 before we discontinued offering a motorcycle with a non-proprietary engine. We anticipate that our future revenues for the next 12 months will be primarily from sale of Viper cruisers, although we expect to begin obtaining sales of our proprietary engines in the aftermarket by the fourth quarter of 2010. We anticipate receiving additional revenues from our planned line of custom parts and accessories for the motorcycle aftermarket as well as our Viper branded apparel and other merchandise.

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

Operating Expenses

From our inception in November 2002 through June 30, 2010, we have incurred total operating expenses of $32,742,268 including $5,786,343 of research and development expenses and $19,584,237 of selling, general and administrative expenses.

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

Comparison of Quarter Ended June 30, 2010 to Quarter Ended June 30, 2009.

Revenues and Gross Profit

There was $1,621 in revenue for the 2nd quarter of 2010 as compared to revenue for the 2nd quarter of 2009 of $232,630.  During the second quarter of 2009 there were 9 motorcycles built and sold to the dealer base.

Research and Development Expenses

Research and development increased by $150,560 to $196,701 for the 2nd quarter of 2010 from $46,141for the 2nd quarter of 2009. This increase was due primarily to development expense associated with our agreement with Ilmor Engineering in regards to engine development.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased to $374,176 for the 2nd quarter of 2010 from $920,449 for the 2nd quarter of 2009.  Our selling and general administrative expenses were reduced significantly through lower personnel, lower professional fees and reduced selling and marketing expenses.

Loss from operations

Operational loss for the 2nd quarter of 2010 was $570,360 compared to $873,491 for the 2nd quarter of 2009. This decreased loss in the 2nd quarter of 2010 was due primarily to no substantial revenue and reduced selling and administrative cost.

Interest expense

Interest expense for the 2nd quarter of 2010 was $57,101 compared to $24,724 for the 2nd quarter of 2009. This increase during the 2nd quarter of 2010 was due to securing loans for operations and inventory.

Comparison of the Six Months Ended June 30, 2010 and June 30, 2009.

Revenues and Gross Profit

Revenue of motorcycle and parts revenue for the first six months of 2010 was $22,596 as compared to revenue for the same period of 2009 of $232,630.   Nine motorcycles were built and sold during the second quarter of 2009.

Research and Development Expenses

Research and development costs were $513,650 for the first six months of 2010 as compared to the same period of 2009 of $69,417. This increase was due primarily to development expense associated with our agreement with Ilmor Engineering in regards to engine development.

Selling, general and administrative expenses

Selling, general and administrative expenses were $838,024 for the first six months of 2010 as compared to the same period of 2009 of $1,233,242.  Our selling and general administrative expenses were significantly reduced during the second quarter through lower personnel and professional fees and reduced marketing expenses.

Loss from operations

Operational losses for the first six months of 2010 were $1,348,633 compared to the loss of $1,209,560 for the first six months of 2009. This increased loss in the 2nd quarter of 2010 was due primarily to reduced selling, general and administrative expense as well as no substantial revenue offset by increased research and development cost.

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

As of June 30, 2010, we had cash resources of $7,611, total liabilities of $2,130,055, and a negative working capital position of $1,002,165.

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

Cash Flow Information

Net cash consumed by operating activities was $1,299,180 during the six months ended June 30, 2010 compared to consuming cash in the amount of $613,879 for the six months ended June 30, 2009.  The substantial increase was attributable primarily to increased operational expenses necessary to engage fully in commercial marketing and production activities.

There was $2,731 of cash used in investing activities related to the purchase of fixed assets for the six months ended June 30, 2010 as compared to $666 for 2009.

Cash generated from financing activities for the six months ended June 30, 2010 was $1,209,360 including $120,436 from sales of our common stock or warrants plus proceeds from notes payable of $1,050,000, compared to $623,780 for the six months ended June 30, 2009 including $408,227 from sales of our common stock plus proceeds from notes payable of $127,000.

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

This recently issued pronouncement is not expected to have a material impact on the company’s financial reporting.

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

Off-Balance Sheet Arrangements

Other than a guaranty of our bank credit facility by one of our directors, we have no off-balance sheet arrangements.

Forward-Looking Statements

This quarterly report on Form I0-Q contains “forward-looking statements.”  Statements expressing expectations regarding our future and projections we make relating to products, sales, revenues and earnings are typical of such statements. All forward-looking statements are subject to the risks and uncertainties inherent in attempting to predict the future. Our actual results may differ materially from those projected, stated or implied in our forward-looking statements as a result of many factors, including, but not limited to, our overall industry environment, customer and dealer acceptance of our products, effectiveness of our dealer network, failure to develop or commercialize new products, delay in the introduction of products, regulatory certification matters, production and or quality control problems, warranty and/or product liability matters, competitive pressures, inability to raise sufficient working capital, general economic conditions and our financial condition.

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

Item 3. Controls and Procedures

Evaluation of disclosure controls and procedures

The Company’s Chief Executive, John R. Silseth, and new Chief Financial Officer, Timothy C. Kling, have reviewed the Company’s disclosure controls and procedures as of the end of the period covered by this report and based upon this review, these two officers believe that the Company’s disclosure controls and procedures were ineffective and that additional disclosures were necessary and are identified in a summary list at the beginning of the report.

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

October 5, 2011
Auburn, Alabama

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