Form 10-Q/A
period 2010-09-30
VIPER POWERSPORTS INC
filed 2011-10-11
CIK 1337213

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

The Company is filing the Amended 10-Q for the period ended September 30, 2010.  The amended 10-Q addresses the following items;

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

3)	Controls and Procedures – (Item 3 – Controls and Procedures) – The Company discusses further disclosure regarding deficiencies in internal controls for reporting.

4)	Correction of erroneously recording consignment inventory as revenue.

5)	Unrecognized derivative liability as a result of issuance of cash-less warrants.

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION	2
Item 1. Financial Statements	2
Item 2. Management’s Discussion and Analysis	8
Item 3. Controls and Procedures	15

PART II: OTHER INFORMATION	16
Item 6. Exhibits	16

SIGNATURE:	17

INDEX TO EXHIBITS	18
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

PART 1: FINANCIAL INFORMATION

Item 1: Financial Statements
Viper Powersports Inc.
(A Development Stage Company)
Consolidated Balance Sheets
	Restated September 30, 2010	December 31, 2009
	(Unaudited)	Audited
Assets
Current Assets:
Cash	$10,380	$100,162
Accounts receivable	131,027	212,675
Inventory and supplies	925,196	540,969
Prepaid expenses and other	189,844	61,570
Total Current Assets:	1,256,447	915,376

Fixed Assets:
Office & computer equipment	124,100	119,835
Manufacturing and development equipment	275,471	273,759
Vehicles	101,799	101,799
Leasehold improvements	90,446	90,446
Accumulated depreciation	(487,369)	(471,152)
Total Fixed Assets:	104,447	114,687

Other Assets:
Rental deposit and other	4,010	4,010
Total Other Assets:	4,010	4,010

Total Assets:	$1,364,904	$1,034,073

Liabilities and Stockholders’ Deficit
Current Liabilities:
Accounts payable	$471,699	$358,167
Accrued liabilities	182,121	125,612
Notes payable – related party	75,000	439,353
Notes payable	387,000	150,000
Short-term notes payable, less discount of $65,310 and $0, respectively	1,184,690	-
Current portion of capital lease	530	4,052
Total Current Liabilities:	2,301,040	1,077,184

Long-Term Liabilities:
Derivative liability	182,356	-
Note Payable	29,921	29,921
Total Long-Term Liabilities	212,277	29,921
Total Liabilities:	2,513,317	1,107,105

Stockholders’ Deficit:
Preferred stock, $.001 par value; authorized 20,000,000 shares; 0 issued and outstanding	-	-
Common stock, $.001 par value; authorized 25,000,000 shares; 14,344,160 and 13,408,962 issued and outstanding, respectively	14,344	13,409
Additional paid in capital	33,646,849	32,185,691
Accumulated deficit during the development stage	(34,809,606)	(32,272,132)
Total Stockholders’ Deficit:	(1,148,413)	(73,032)

Total Liabilities and Stockholders’ Deficit:	1,364,904	1,034,073

See accompanying notes to the financial statements

Viper Powersports Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended		Cumulative November 18, 2002
	September 30,		September 30,		(Date of Inception)
	2010	2009	2010	2009	Through
	Restated		Restated		September 30, 2010
Revenue	$6,561	$141,039	$29,157	$373,669	$1,083,251
Cost of revenues	3,301	140,618	22,856	280,149	1,034,413
Gross Profit:	3,260	421	6,301	93,520	48,838

Operating expenses
Research and development costs	18,610	114,049	532,260	183,136	5,804,952
Selling, general and administrative	373,885	343,760	1,211,909	1,577,332	19,958,122
Loss on impairment of assets	-	-	-	-	7,371,689

Total operating expenses:	392,495	457,809	1,744,169	1,760,468	33,134,763

Loss from operations:	(389,235)	(457,388)	(1,737,868)	(1,666,948)	(33,085,925)

Other income (expense)
Interest expense	(43,441)	(28,705)	(121,855)	(61,085)	(1,371,986)
Loss on sale of asset	-	-	-	-	(18,994)
Accretion of debt discount	(77,032)	-	(229,141)	-	(229,141)
Beneficial conversion feature on loan	(56,000)	-	(268,000)	-	(268,000)
Gain (loss) from derivative liability	(78,297)	-	(182,356)	-	(182,356)
Other income (expense)	-	-	1,746	2,435	346,796

Total other income (expense):	(254,770)	(28,705)	(799,606)	(58,650)	(1,723,681)

Net Loss:	$(644,005)	$(486,093)	$(2,537,474)	$(1,725,598)	$(34,809,606)

Net Loss Per Common Share:
Basic and diluted	$(0.05)	$(0.04)	$(0.18)	$(0.17)
Weighted Average Shares
Common Stock Outstanding	14,125,629	11,581,953	13,820,104	10,444,619

See accompanying notes to the financial statements.

Viper Powersports Inc.
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)

	Nine Months Ended		Cumulative from Inception November 18,
	Restated		2002 through
	September 30,	September 30,	September 30,
	2010	2009	2010
Cash flows Used in operating activities:
Net loss	$(2,537,474)	$(1,725,598)	$(34,809,606)
Expenses not requiring an outlay of cash:
Depreciation	16,217	73,831	556,981
Common stock and warrants issued for compensation and services	90,500	683,698	8,623,436
Beneficial conversion feature on convertible loan	268,000	-	268,000
Change in derivative liability	182,356	-	182,356
Accretion of debt discount	229,141	-	229,141
Impairment loss	-	-	7,371,689
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	81,648	(262,467)	(132,294)
Decrease (increase) in inventory and supplies	(384,227)	77,597	(919,691)
Decrease (increase) in prepaids and other	22,828	(40,320)	(90,435)
Increase (decrease) in accounts payable	113,532	187,970	596,705
Increase (decrease) accrued interest	21,323	-	21,323
Increase (decrease) in accrued liabilities	34,686	57,374	196,028

Cash flow used in operating activities	(1,861,470)	(947,915)	(17,906,367)

Cash flows Used in investing activities:
Proceeds from sale of fixed asses	-	-	18,994
Funding from Thor Performance for engine development			150,000
Purchase of intellectual property	-	-	(35,251)
Purchase of fixed assets	(5,977)	(1,865)	(829,902)
Cash flow used in investing activities	(5,977)	(1,865)	(696,159)

Cash flows from financing activities:
Net proceeds from sale of stock	469,443	660,197	11,089,191
Net proceeds from warrants issued with stock	188,597	-	188,597
Proceeds from note payable	1,250,000	-	1,852,169
Payments on note payable	(75,000)	-	(264,705)
Payments on stockholder loans and capital leases	(201,375)	(52,299)	(839,392)
Proceeds from loans from stockholders	146,000	375,934	6,587,046
Cash flows provided by financing activities	1,777,665	983,832	18,612,906
Net increase (decrease) in cash and cash equivalents	(89,782)	34,052	10,380
Cash, beginning of period	100,162	368	-
Cash, end of period	$10,380	$34,420	$10,380

Supplemental Non-Cash Financing Activities and Cash Flow Information:
Common stock issued for debt & expenses	-		8,382,009
Common stock issued for engine development technology	-	-	7,341,437
Stock warrants issued with convertible debt	163,000	-	295,201
Stock warrants issued with short-term loan	131,450	-	131,450
Stock warrants issued as prepaid finders fee	151,102	-	151,102
Equipment acquired via capital lease	-	-	304,740
Interest paid	121,855	32,380	974,826

See accompanying notes to the financial statements

Viper Powersports Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A.  Basis of Presentation

The consolidated balance sheet as of September 30, 2010, the consolidated statements of operations for the three month and nine month periods ended September 30, 2010 and 2009 and the consolidated statements of cash flows for the nine month periods ended September 30, 2010 and 2009 have been prepared by Viper Powersports Inc., (the “Company”) without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, as of September 30, 2010 and results of operations and cash flows for the three month and nine month periods ended September 30, 2010 and 2009 presented herein have been made.

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

B. Going Concern

The accompanying financial statements have been prepared assuming the Company continues as a going concern. The Company has minimal revenues and has a negative working capital position of $1,044,593 as of September 30, 2010. Current cash and cash available is not sufficient to fund operations beyond a short period of time. These conditions create uncertainty as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

C. Accounts Receivable
The Company’s accounts receivable are unsecured and the Company is at risk to the extent such amounts become uncollectible. Management continually monitors accounts receivable balances and provides for an allowance for doubtful accounts at the time collection becomes questionable based on payment history or age of the receivable. The Company does normally charge financing fees on late payments. Accounts receivable is charged to the allowance for bad debts when the Company has exhausted all reasonable means of collection

D.  Loan transactions

The Company entered into 90-day loan agreements during the nine months ended September 30, 2010.  These loans are not convertible and carry a 12.0% interest rate.  Each agreement also required the Company to issue warrants to purchase the applicable number of shares of common stock at $.50 per share.  The Company performed a Black-Scholes valuation for each transaction.  The call value was used to value the warrants issued.  Once the warrants were valued, the relative fair value method was used to allocate the proceeds between the warrants and the loans.  The warrant values would be credited to the APIC-Warrant account.  The difference in the face value of the loans and the proceeds assigned to the loans becomes a discount on the loans.  These discounts are then accreted over the life of the loans.

Date	Term	Proceeds	Warrants	Exercise Price	Interest	Call Value	Warrant Value	Proceeds Allocation	Accretion
1/21/2010	90 days	$100,000	50,000	$0.50	12.00%	$1.11	$55,500	$35,600	$27,293
1/27/2010	90 days	25,000	12,500	$0.50	12.00%	$0.95	11,875	8,050	5,635
1/28/2010	90 days	25,000	12,500	$0.50	12.00%	$0.94	11,750	8,000	5,511
2/4/2010	90 days	100,000	50,000	$0.50	12.00%	$0.86	43,000	30,000	18,333
2/4/2010	90 days	100,000	50,000	$0.50	12.00%	$0.86	43,000	30,000	18,333
6/16/2010	90 Days	100,000	50,000	$1.00	12.00%	$0.22	11,000	9,900	1,650
6/16/2010	90 Days	100,000	50,000	$1.00	12.00%	$0.22	11,000	9,900	1,650
		$550,000						$131,450	$78,405

During the nine months ended September 30, 2010, the Company entered into loan agreements.  These loans are convertible and carry a 12.0% interest rate.  The agreements also require the Company to issue warrants to purchase the applicable number of shares of common stock at $1.00 per share.  The Company performed a Black-Scholes valuation for these transactions.  Each call value was used to value the warrants issued.  Once the warrants were valued, the relative fair value method was used to allocate the proceeds between the warrants and the loans.  The warrant values will be credited to the APIC-Warrant account.  The difference in the face value of the loans and the proceeds assigned to the loans becomes a discount on the loans.  These discounts are then accreted over the life of the loans.  With the convertibility of the loans, a beneficial conversion feature is created.  The effective conversion price is subtracted from the stock market price to determine the beneficial conversion feature per share.  This is then multiplied by the number of warrants issued.  This BCF (“Beneficial Conversion Feature”) value is then expensed immediately, since the loan can be immediately converted.

Date	Term	Proceeds	Warrants	Exercise Price	Interest	Call Value	Warrant Value	Proceeds Allocation	Beneficial Conv. Feature Value
3/23/2010	365 days	$500,000	250,000	$1.00	12.00%	$0.76	$190,000	$137,000	$212,000
7/2/2010	90 days	200,000	100,000	$1.00	12.00%	$0.34	34,000	28,800	56,000
		$700,000						$165,800	$268,000

E.  Common Stock Transactions

During the nine months ended September 30, 2010, the Company issued shares of common stock with warrants for cash.  The Company performed Black-Scholes valuation for each transaction.  The call value was the cost per share per this model.  The warrant allocation is the amount of the proceeds applied to the warrants.  The difference between the warrant allocation and the proceeds was allocated to the shares of common stock issued.

Date	Shares	Proceeds	Warrants	Exercise Price	Call Value	Warrant Allocation
1/12/2010	100,000	$100,000	50,000	$0.50	$1.22	$61,000
1/14/2010	200	200	100	$0.50	$1.09	109
2/23/2010	100,000	100,000	50,000	$0.50	$0.84	42,000
2/23/2010	25,000	25,000	12,500	$0.50	$0.84	10,500
5/5/2010	50,000	50,000	25,000	$1.00	$0.40	10,000
7/1/2010	30,000	30,000	15,000	$1.00	$0.20	3,000
7/9/2010	250,000	250,000	125,000	$1.00	$0.39	48,750
7/20/2010	100,000	100,000	50,000	$1.00	$0.44	22,000
8/25/2010	25,000	25,000	12,500	$1.00	$0.42	5,250
9/2/2010	50,000	50,000	25,000	$1.00	$0.36	9,000
9/23/2010	25,000	25,000	12,500	$1.00	$0.40	5,000
9/29/2010	100,000	100,000	50,000	$1.00	$0.37	18,500
	855,200	$855,200	427,600			$235,109

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

F. Restatement

Subsequent to issuance, Management has subsequently determined to correct the accounting procedures and has amended the September 30, 2010 financial statements.
1.	The Company corrected an erroneously recording consignment inventory as revenue.
2.	The Company recognized derivative liability as a result of issuance of cash-less warrants.

Accordingly, the accompanying balance sheet, statement of operations, and statement of cash flows for the period amended as September 30, 2010 have been retroactively adjusted as summarized below:
Effect of Corrections	As Previously Reported	As Restated	Adjustment	Reference
At September 30, 2010
ASSETS
- Accounts receivable	$267,727	$131,027	$(136,700)	(1)
- Inventory	$797,196	$925,196	$128,000	(1)
- Total current assets	$1,265,148	$1,256,417	$(8,700)	(1)
- Total assets	$1,373,604	$1,364,904	$(8,700)	(1)
LIABILITIES
- Derivative liability	$-	$182,356	$182,356	(2)
- Total long-term liabilities	$29,921	$212.277	$182,356	(2)
- Total liabilities	$2,330,961	$2,513,317	$182,356	(2)

STOCKHOLDERS' DEFICIT
- Accumulated deficit	$(34,618,550)	$(34,809,606)	$(191,056)	(1)(2)
- Total stockholders' deficit	$(957,357)	$(1,148,413)	$(191,056)	(1)(2)
- Total liabilities and stockholders' deficit	$1,373,604	$1,364,904	$(8,700)	(1)

STATEMENT OF OPERATIONS
Nine Months ended September 30, 2010
- Revenue	$165,857	$29,157	$(136,700)	(1)
- Cost of revenue	$150,856	$22,856	$(128,000)	(1)
- Gross profit	$15,001	$6,301	$(8,700)	(1)
- Loss from derivative liability	$-	$(182,356)	$(182,356)	(2)
- Total other (expense) income	$(617,250)	$(799,606)	$(182,356)	(2)
- Net loss	$(2,346,418)	$(2,537,474)	$(191,056)	(1)(2)

STATEMENT OF CASHFLOWS
Nine Months ended September30, 2010
- Net loss	$(2,346,418)	$(2,537,474)	$(191,056)	(1)(2)
- Derivative liability	$-	$182,356	$182,356	(2)
- Decrease (increase) in receivables	$(55,052)	$81,648	$(136,700)	(1)
- Decrease (increase) in inventory	$(256.227)	$(384,227)	$128,000	(1)
- Cash flows from operating activities	$(1,861,470)	$(1,861,470)	$-	(1)(2)

REFERENCE
(1) Correction of erroneously recording consignment inventory as revenue
(2) Unrecognized derivative liability as a result of cashless exercise warrants

G. Subsequent Events
The Company has evaluated subsequent events from September 30, 2010 through the date the financial statements were issued and identified the following disclosures.

During the period from September 30, 2010 through the filing date, the Company issued shares of common stock with warrants for cash. The Company performed Black-Scholes valuation for each transaction.  The call value was the cost per share per this model.  The warrant allocation is the amount of the proceeds applied to the warrants.  The difference between the warrant allocation and the proceeds was allocated to the shares of common stock issued.

Date	Shares	Proceeds	Warrants	Exercise Price	Call Value	Warrant Allocation
10/1/2010	25,000	25,000	12,500	$1.00	$0.40	5,000
10/1/2010	25,000	25,000	12,500	$1.00	$0.40	5,000
10/13/2010	30,000	30,000	15,000	$1.00	$0.44	6,600
10/13/2010	40,000	40,000	20,000	$1.00	$0.44	8,800
10/18/2010	100,000	100,000	50,000	$1.00	$0.42	21,000
	220,000	$220,000	110,000			$46,400

Item 2: Management’s Discussion and Analysis

The following discussion should be read and considered along with our consolidated financial statements and related notes included in this 1O-Q/A. These financial statements were prepared in accordance with United States Generally Accepted Accounting Principles (U.S. GAAP). This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ substantially from those anticipated in these forward-looking statements as a result of various factors including those set forth in the “Risk Factors” section of our Form 10-K filing for December 31, 2009.

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

Results of Operations

Revenues

Since our 2002 inception, we have generated total revenues of $1,083,251 some of which occurred in 2004 before we discontinued offering a motorcycle with a non-proprietary engine. We anticipate that our future revenues for the next 12 months will be primarily from sale of Viper cruisers, although we expect to begin obtaining sales of our proprietary engines in the aftermarket by the fourth quarter of 2010. We anticipate receiving additional revenues from our planned line of custom parts and accessories for the motorcycle aftermarket as well as our Viper branded apparel and other merchandise.

We believe our future revenue stream will be most significantly affected by customer demand for Viper cruisers, performance of our proprietary V-Twin engines, our ability to timely manufacture our motorcycle products in response to dealer and customer orders, recruitment and retention of dealers who actively promote and sell our products.

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

Comparison of Quarter Ended September 30, 2010 to Quarter Ended September 30, 2009.

Revenues and Gross Profit

There was $6,561 in revenue for the 3rd quarter of 2010 as compared to revenue for the same quarter of 2009 of $141,039.  During the third quarter of 2009 there were four motorcycles built and sold to the dealer base compared to no sales in this quarter of 2010.

 Research and Development Expenses

Research and development decreased by $95,439 to $18,610 for the third quarter of 2010 from $114,049 for the same quarter of 2009. This decrease was due primarily to development expense associated with our agreement with Ilmor Engineering in regards to engine development.

Selling, general and administrative expenses

Selling, general and administrative expenses increased to $373,885 for the third quarter of 2010 from $343,760 for the same quarter of 2009.  Our selling and general administrative expenses were similar for these two quarters.

Loss from operations

Operational loss for the third quarter of 2010 was $389,235 compared to $457,388 for the same quarter of 2009. This decreased loss in the third quarter of 2010 was due primarily to no substantial revenue, with reduced research and development costs.

Interest expense

Interest expense for the third quarter of 2010 was $43,441 compared to $28,705 for the same quarter of 2009. This increase during the third quarter of 2010 was due to securing loans for operations and inventory.

Comparison of the Nine months Ended September 30, 2010 and September 30, 2009.

Revenues and Gross Profit

Revenue of motorcycle and parts revenue for the first nine months of 2010 was $29,157 as compared to revenue for the same period of 2009 of $373,669.   Thirteen motorcycles were built and sold during the three quarters of 2009, compared to none in 2010.

Research and Development Expenses

Research and development costs were $532,260 for the first nine months of 2010 as compared to the same period of 2009 of $183,136. This increase was due primarily to development expense associated with our agreement with Ilmor Engineering in regards to engine development.

Selling, general and administrative expenses

Selling, general and administrative expenses were $1,211,909 for the first nine months of 2010 as compared to the same period of 2009 of $1,577,332.  Our selling and general administrative expenses were lower during the 2010 period due to decreased depreciation expenses, lower payroll cost, professional fees and promotional expense.

Loss from operations

Operational losses for the first nine months of 2010 were $1,737,868 compared to the loss of $1,666,948 for the first nine months of 2009.

Interest expense

Interest expense for the first nine months of 2010 was $121,855 compared to $61,805 for the same period 2009. This increase was due to securing loans for operations and inventory.

No income tax benefit was recorded regarding our net loss for the third quarters of 2010 and 2009 since we could not determine that it was more likely than not that any tax benefit would be realized in the future.

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

Liquidity and Capital Resources

Since our inception, we have financed our development, capital expenditures, and working capital needs through sale of our common stock to investors in private placements and substantial loans from our principal shareholders. We raised a total of approximately $11 million through the sale of our common stock in private placements, and in excess of $6.5 million through loans from our principal shareholders.

As of September 30, 2010, we had cash resources of $10,380, total liabilities of $2,513,317, and a negative working capital position of $1,044,593.

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

Cash Flow Information

Net cash consumed by operating activities was $1,861,470 during the nine months ended September 30, 2010 compared to consuming cash in the amount of $947,915 for the nine months ended September 30, 2009.  The substantial increase was attributable primarily to increased operational expenses necessary to engage fully in commercial marketing and production activities.

There was $5,977 of cash used in investing activities related to the purchase of fixed assets for the nine months ending September 30, 2010 as compared to $1,865 for the same period of 2009.

Cash generated from financing activities for the nine months ended September 30, 2010 was $1,777,665 including $658,040 from private placement sales of our common stock and warrants plus net loan proceeds of approximately $1,119,625 compared to $983,832 for the nine months ended September 30, 2009 including $660,187 from private placement sales of our common stocks plus net loan proceeds of approximately $323,635.

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

Recent Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (“FASB”) issued The FASB Accounting Standards Codification (“ASC’) which became effective for interim and annual reporting periods ending after September 15, 2009. The Codification is the source of authoritative U.S. GAAP recognized by the FASB. Our adoption of this Codification did not have any material impact on the Company’s financial position, results of operations or cash flows.

This recently issued pronouncement is not expected to have a material impact on the company’s financial reporting.

Off-Balance Sheet Arrangements

Other than a guarantee of our bank credit facility by one of our directors, we have no off-balance sheet arrangements.

Forward-Looking Statements

This quarterly report on Form I0-Q/A contains “forward-looking statements.”  Statements expressing expectations regarding our future and projections we make relating to products, sales, revenues and earnings are typical of such statements. All forward-looking statements are subject to the risks and uncertainties inherent in attempting to predict the future. Our actual results may differ materially from those projected, stated or implied in our forward-looking statements as a result of many factors, including, but not limited to, our overall industry environment, customer and dealer acceptance of our products, effectiveness of our dealer network, failure to develop or commercialize new products, delay in the introduction of products, regulatory certification matters, production and or quality control problems, warranty and/or product liability matters, competitive pressures, inability to raise sufficient working capital, general economic conditions and our financial condition.

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
Timothy C. Kling Principal Financial Officer

October 11, 2011
Auburn, Alabama

VIPER POWERSPORTS INC.
INDEX TO EXHIBITS

Restated Form 10-Q/A for Quarter Ended September 30, 2010	Commission File No. 000-51632

Exhibit
Number	Description
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002