Form 10-Q
period 2011-09-30
VIPER POWERSPORTS INC
filed 2011-11-21
CIK 1337213

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 1O-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

Commission File No. 000-51632

VIPER POWERSPORTS INC.
(Exact name of registrant as specified in its charter)

Nevada	41-1200215
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2458 W. Tech Lane, Auburn, Alabama	36832
(Address of principal executive offices)	(Zip Code)

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

The number of shares of common stock outstanding was 23,746,724 as of November 9, 2011.

PART 1: FINANCIAL INFORMATION

Item 1: Financial Statements
Viper Powersports Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	September 30, 2011	December 31, 2010
	(Unaudited)
Assets
Current Assets:
Cash	$16,994	$15,579
Accounts receivable, net of allowance	6,303	-
Inventory and supplies	161,154	190,930
Prepaid expenses and other	41,873	1,330
Total Current Assets:	226,324	207,839

Fixed Assets:
Office and computer equipment	96,733	124,100
Manufacturing and development equipment	232,196	272,254
Vehicles	99,829	101,799
Leasehold improvements	49,248	90,446
Subtotal	478,006	588,599
Accumulated depreciation	(150,126)	(507,989)
Total Fixed Assets:	327,880	80,610
Other Assets:
Rental deposit and other	17,410	4,010
Long-term inventory	431,261	431,261
Total Other Assets:	448,671	435,271

Total Assets:	$1,002,875	$723,720

Liabilities and Stockholders’ Equity(Deficit)
Current Liabilities:
Accounts payable	$200,743	$303,518
Accrued liabilities	82,557	181,325
Notes payable	145,000	129,000
Notes payable – related party	294,512	304,513
Derivative liability	483,571	586,992
Current portion of long-term note payable	100,000	-
Total Current Liabilities:	1,306,385	1,505,348
Long-term Liability
Long-term note payable	100,000	-
Total Long-term Liabilities:	100,000	-
Total Liabilities:	1,406,385	1,505,348

Stockholders’ Equity(Deficit):
Preferred stock, $.001 par value; authorized 20,000,000 shares; 1,386,469 and 0 unissued and outstanding , respectively	1,386	-
Common stock, $.001 par value; authorized 100,000,000 shares; 23,236,724 and 17,719,280 issued and outstanding, respectively	23,237	17,719
Additional paid-in capital	39,706,846	36,237,465
Accumulated deficit during the development stage	(40,134,979)	(37,036,812)
Total Stockholders’ Equity/(Deficit):	(403,510)	(761,628)

Total Liabilities and Stockholders’ Equity/(Deficit):	$1,002,875	$723,720

See accompanying notes to the financial statements

Viper Powersports Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative from Inception November 18, 2002 through
	2011	2010	2011	2010	September 30, 2011

Revenue	$166,166	$6,561	$204,901	$29,157	$1,294,763
Cost of revenue	162,787	3,301	208,992	22,856	1,255,589
Gross Profit:	3,379	3,260	(4,091)	6,301	39,174

Operating expense:
Research and development cost	14,983	18,610	19,139	532,260	6,049,939
Selling, general and administrative	2,184,080	373,885	3,138,472	1,211,909	23,665,766
Loss on impairment of assets	-	-	-	-	7,581,317
Total operating expense:	2,199,063	392,495	3,157,611	1,744,169	37,297,022

Loss from operations:	(2,195,684)	(389,235)	(3,161,702)	(1,737,868)	(37,257,848)

Other (expenses) income:
Interest expense	(5,929)	(43,441)	(41,349)	(121,855)	(1,560,254)
Loss on sale of assets	-	-	-	-	(18,994)
Accretion of debt discount	-	(77,032)	-	(229,141)	-
Gain/loss from derivative liability	266,598	(78,297)	103,421	(182,356)	(483,571)
Beneficial conversion feature on loan	-	(56,000)	-	(268,000)	(1,162,571)
Other income (expense)	-	-	1,463	1,746	348,259
Total other (expense) income:	260,669	(254,770)	63,535	(799,606)	(2,877,131)
Net Loss:	$(1,935,015)	$(644,005)	$(3,098,167)	$(2,537,474)	$(40,134,979)

Net Loss Per Common Share:

Basic and diluted	(0.10)	(0.05)	(0.16)	(0.18)

Weighted Average Shares Common Stock Outstanding	19,979,738	14,125,629	19,021,687	13,820,104

See accompanying notes to the financial statements.

Viper Powersports Inc.
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)

	Nine Months Ended September 30,		Cumulative from Inception November 18, 2002 through
	2011	2010	September 30, 2011
Cash Flows Used in Operating Activities:
Net loss	$(3,098,167)	$(2,537,474)	$(40,134,979)
Expenses not requiring an outlay of cash:
Depreciation	55,568	16,217	633,169
Common stock and warrants issued for compensation and services	1,848,950	90,500	10,730,186
Beneficial conversion feature on convertible loan	-	268,000	416,333
Accretion of debt discount	-	229,141	297,250
Bad debt expense		-	105,707
Change in derivative liability	(103,421)	182,356	483,571
Warrant issued for inducement to convert debt	-	-	292,987
Impairment loss – inventory	-	-	7,581,317
Common stock issued to convert accrued interest	3,164	-	126,978

Changes to operating assets and liabilities:
Decrease (increase) in accounts receivable	(6,303)	81,648	(113,277)
Decrease (increase) in inventory and supplies	29,776	(384,227)	(796,538)
Decrease (increase) in prepaids	(53,943)	22,828	(106,966)
Increase (decrease) in accounts payable	(102,773)	113,532	325,750
Increase (decrease) in accrued liabilities	(98,768)	56,009	118,289
Cash flows used in operating activities	(1,525,917)	(1,861,470)	(20,040,023)

Cash flows Used in Investing Activities:
Proceeds from sale of fixed assets	-	-	18,994
Funding from Thor Performance for engine development	-	-	150,000
Purchase of intellectual property	-	-	(35,251)
Purchase of fixed assets	(220,796)	(5,977)	(1,047,481)
Cash flows used in investing activities	(220,796)	(5,977)	(913,738)

Cash Flows from Financing Activities:
Net proceeds from sale of preferred stock	525,007	469,443	493,029
Net proceeds from sale of stock with warrants	624,199	188,597	12,729,147
Proceeds from notes payable	600,000	1,250,000	2,501,248
Payments on notes payable	(76,078)	(75,000)	(265,783)
Payments on stockholder loans and capital leases	-	(201,375)	(642,069)
Proceeds from loans from stockholders	75,000	146,000	6,381,205
Cash flows from financing activities	1,748,128	1,777,665	21,228,755

Net increase (decrease) in cash	1,415	(89,782)	16,994
Cash at beginning of period	15,579	100,162	-

Cash at end of period	$16,994	$10,380	$16,994

Supplemental Non-Cash Financing Activities and Cash Flow Information:
Preferred stock issued for debt	$113,400	$-	$113,400
Common stock issued for debt and expenses	$325,000	$-	$10,057,009
Common stock issued for engine development technology	$-	$-	$7,341,437
Stock warrants issued with convertible debt	$-	$163,000	$137,000
Stock warrants issued with short-term loans	$75, 000	$131,450	$206,450
Stock warrants as prepaid finder’s fee	$100,000	$151,102	$251,103
Equipment acquired via capital lease	$-	$-	$304,740
Interest converted	$35,419	$121,855	$820,407

See accompanying notes to the financial statements

Viper Powersports Inc.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A.  Basis of Presentation
The consolidated balance sheet as of September 30, 2011, the consolidated statements of operations for the nine months ended September 30, 2011 and 2010 and the consolidated statements of cash flows for the nine months ended September 30, 2011 and 2010 have been prepared by Viper Powersports Inc., (the ”Company”) without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, as of September 30, 2011 and results of operations and cash flows for the nine months ended September 30, 2011 and 2010 have been made.

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

For comparison, the Company’s Form 10-Q for the quarter ended September 30, 2010 was restated.  When comparative data is used in this statement, the Company is referencing the restated Form 10-Q.

B. Going Concern
The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As of September 30, 2011, the Company has a negative working capital position of $1,080,061. This is calculated with a derivative liability of $483,571 which is recorded as a non-operating, non-cash current liability and would have no effect on working capital.  Current cash and cash available are not sufficient to fund operations beyond a short period of time. These conditions create uncertainty as to the Company’s ability to continue as a going concern.

These consolidated financial statements do not include any adjustments relating to the recoverability and classifications of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

C. Inventories
Inventories are stated at the lower of cost or market.  Cost is determined by using first-in, first-out method (FIFO).  Demonstration motorcycles are stated at manufacturing cost with reserves recorded to reflect their net realizable value.  The Company reviews inventory for obsolescence and excess quantities to determine that items deemed obsolete or in excess are appropriately reserved.  Inventory components at September 30, 2011 are as follows:

September 30, 2011
Raw material	$542,031
Work-in-process	50,384
Finished goods	-
$592,415

Current portion	$161,154
Long-term portion	$431,261

D.  Loans
The Company entered into the following 60-day loan agreements through September 30, 2011.  The loans carried a 10.0% interest rate.  Each agreement also required the Company to issue warrants to purchase the applicable number of shares of common stock at $.50 per share. The relative fair value method was used to allocate the proceeds between the warrants and the loans.  The resulting debt discounts were then accreted over the life of the loans.  These loans were subsequently converted into Convertible Preferred Stock at which time the unamortized discount was expensed.

Date	Term (days)	Proceeds	Warrants	Exercise Price	Interest	Call Value	Warrant Value
4/9/2011	60	$50,000	50,000	$0.50	10%	$.33	$16,500
4/9/2011	60	50,000	50,000	0.50	10%	.33	16,500
4/14/2011	60	50,000	50,000	0.50	10%	.32	16,100
6/14/2011	60	50,000	100,000	0.50	10%	.33	33,000
6/14/2011	60	25,000	50,000	0.50	10%	.33	16,500
6/14/2011	60	50,000	100,000	0.50	10%	.33	33,000
6/29/2011	60	25,000	50,000	0.50	10%	.62	31,000
6/29/2011	60	100,000	200,000	0.50	10%	.33	124,000
7/1/2011	60	25,000	50,000	0.50	10%	.33	31,000
		$425,000	700,000				$317,600

On July 27, 2011, the Company entered into a two-year loan agreement with the Industrial Development Board of the City of Auburn, Alabama.  The $200,000 loan will be used to purchase new equipment.  The new equipment will be used as collateral for the loan agreement.  The loan carries a 3.25% interest rate payable in quarterly payments.  Two principle payments of $100,000 are due on July 27, 2012 and 2013.

On September 19, 2011, the Company entered into a Convertible Promissory Note with Asher Enterprises, Inc. with a principal amount of $62,000.  Terms of the Note are nine months and the Note carries an 8% interest rate per annum, compounded annually. If the note remains unpaid after one hundred and eighty (180) days from the Issue date, the holder has the option to convert the principal and accrued interest into shares of our Company stock at a conversion price equal to 58% of the “trading price” as described in the Note. These proceeds from this loan were used for both the purchase of inventory as well as Company operations.

E.   Leasing Activities
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

F.  Common Stock Transactions
During the nine months ended September 30, 2011, the Company issued 1,378,000 shares of common stock for $614,000 in cash and 858,000 warrants as follows:

Date	Shares	Proceeds	Warrant term	Warrants	Exercise Price
1/6/2011	100,000	$50,000	3 yr	50,000	$1.00
1/14/2011	60,000	30,000	5 yr	30,000	1.00
1/25/2011	30,000	15,000	5 yr	15,000	1.00
1/27/2011	200,000	100,000	5 yr	200,000	1.00
2/9/2011	10,000	5,000	5 yr	5,000	1.00
2/14/2011	134,000	67,000	5 yr	134,000	1.00
2/14/2011	134,000	67,000	5 yr	134,000	1.00
2/22/2011	140,000	70,000	5 yr	70,000	1.00
3/29/2011	100,000	50,000	5 yr	50,000	1.00
4/1/2011	50,000	25,000	5 yr	50,000	1.00
4/21/2011	100,000	50,000	5yr	100,000	1.00
5/2/2011	20,000	10,000	5yr	20,000	1.00
7/1/2011	200,000	50,000
7/1/2011	100,000	25,000
Total:	1,378,000	$614,000		858,000

During the nine months ended September 30, 2011, the Company issued 3,000,000 shares of common stock to officers and employees.  The value used was the market closing price on each applicable date.

Date	Common Stock	Market Price	Value
9/20/2011	2,500,000	.51	1,275,000
9/20/2011	200,000	.51	102,000
9/20/2011	200,000	.51	102,000
9/20/2011	50,000	.51	25,500
9/20/2011	50,000	.51	25,500
	3,000,000		$1,530,000

During the nine months ended September 30, 2011, the Company issued 25,000 shares of common stock to an officer no longer employed as part of a separation agreement.  The value used was the market closing price on each applicable date.

Date	Common Stock	Market Price	Value
9/20/2011	25,000	.51	12,750

During the nine months ended September 30, 2011, the Company issued 1,330,000 shares of common stock for services.  The value used was the market closing price on each applicable date.

Date		Common Stock	Market Price	Value
3/31/2011	Services	50,000	$.45	$22,500
3/31/2011	Services	50,000	.45	22,500
3/31/2011	Services	100,000	.45	45,000
3/31/2011	Services	50,000	.45	22,500
3/31/2011	Services	50,000	.45	22,500
4/25/2011	Services	100,000	.50	50,000
5/16/2011	Services	30,000	.50	15,000
6/23/2011	Services	100,000	.48	48,000
9/20/2011	Services	200,000	.51	102,000
9/20/2011	Services	280,000	.51	142,800
9/20/2011	Services	320,000	.51	163,200
		1,330,000		$564,000

E.  Preferred Stock
During the nine months ended September 30, 2011, the Company sold 1,386,469 shares of Convertible Preferred Stock net of expenses for $950,007 in cash and $425,000 of converted debt.  The preferred shares become eligible for converting into Common Stock.  The conversion price per share is the lower of $0.75 or a 30% discount from the public trading price of Viper Common Stock averaged over a five-day period prior to the date of the conversion or January 1, 2012.  The Company has acted as its own Registrar and Transfer Agent for the Preferred Stock.

F.   Subsequent Events
The Company has evaluated subsequent events from September 30, 2011 through the date the financial statements were issued and determined that there are the following events to disclose.

On October 2, 2011, the Company renegotiated a $200,000 short-term loan agreement with Venture Banks.  The loan carries a 5.5% interest rate, calculated and payable monthly, with a balloon payment due October 2, 2012.  The loan is collateralized by a related party.

On October 4, 2011, the Company filed an Information Statement with the Securities Exchange Commission and on October 14, 2011 to our shareholders notifying that the Company has filed an Amendment to its Articles of Incorporation increasing its capital stock from 25,000,000 to 100,000,000 of common stock.

On October 15, 2011, the Company has started a Private Placement to raise funds for inventory build-up and working capital needs.  At the time of this statement, the terms have not been completed.

On October 10, 2011 issued 510,000 shares of common stock for services.  The value used was the market closing price on each applicable date.

Date		Common Stock	Market Price	Value
10/10/2011	Services	200,000	$.34	$68,000
10/10/2011	Services	100,000	.34	34,000
10/10/2011	Services	50,000	.34	17,000
10/10/2011	Services	100,000	.34	34,000
10/10/2011	Services	20,000	.34	6,800
10/10/2011	Services	40,000	.34	13,600
		510,000		$173,400

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

Effective March 31, 2005, Viper Powersports Inc. acquired all of the outstanding capital stock of Viper Motorcycle Company, a Minnesota corporation, resulting in Viper Motorcycle Company becoming a wholly-owned subsidiary of Viper Powersports Inc. For accounting and operational purposes, this acquisition was a recapitalization conducted as a reverse acquisition of Viper Powersports Inc. with Viper Motorcycle Company being regarded as the acquirer.  Consistent with reverse acquisition accounting, all of the assets, liabilities and accumulated deficit of Viper Motorcycle Company are retained on our financial statement as the accounting acquirer. Since Viper Powersports Inc. had no assets or liabilities at the time of this acquisition, its book value has been stated as zero on the recapitalized balance sheet.  The stock exchange for this reverse acquisition was effected on a one-for-one basis, resulting in the stockholders of Viper Motorcycle Company exchanging all of their outstanding capital stock for an equal and like amount of capital stock of Viper Powersports Inc. This resulted in the former shareholders of Viper Motorcycle Company acquiring approximately 94% of the resulting combined entity.

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

The Company has approved and is well satisfied with the most improved and upgraded Ilmor-designed Viper engine, and accordingly has ordered and obtained initial commercial shipments of these engines.  Ilmor agrees to manufacture and supply all V-Twin requirements of Viper Motorcycle Company and in turn the Company must purchase all its engines exclusively from Ilmor. Ilmor will bear the cost and expense of all tooling, parts and components to manufacture and supply Viper engines until finished engines are invoiced and shipped to the Company. So long as Viper Motorcycle Company satisfies certain minimum annual engine purchase requirements, Ilmor shall not develop, manufacture or sell a similar V-Twin engine for itself or any third party.

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

Continue commercializing the Diamondback & Mamba
Our primary focus during 2011 is to complete implementing and improving production operations for our motorcycle products to be manufactured by us effectively on a commercial scale. We will complete our production assembly set-up including shelving, railings and individual station equipment necessary for efficient factory production operations. We also have obtained all vendors, suppliers or subcontract third parties needed for obtaining components, parts and raw materials for our motorcycles and having them painted after assembly, and we will continue to identify and obtain alternate sources for material components.

Continue Design and Development
We will complete development and testing of our Mamba model and a Viper three-wheeled “trike” in order to offer the Mamba commercially as soon as possible in 2012 and the “trike” soon thereafter.

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

Relocation of manufacturing operations
In September 2011, Viper Motorcycle Company completed its relocation from Hopkins, MN to Auburn, Alabama.  The new 63,000 sq ft production facility is situated on 13 acres.  The plant is large enough to produce up to 1,000 units per year and can be expanded to a maximum footprint of 163,000 square feet.

Operational Overview

During 2009 and 2010, the Company commenced limited commercial marketing and production of its motorcycles powered by Ilmor produced engines.  Prior thereto, the Company retained a licensed emissions certification laboratory to test its motorcycles and engines and certify its test results for compliance with the emission standards promulgated by the Environmental Protection Agency (EPA) and the California Air Resources Board (CARB).  This independent test process was successfully completed, and the Company received its official certification from the Environmental Protection Agency on December 4, 2008.

In July 2011, the Company completed the relocation of its entire headquarters and manufacturing operations from Hopkins, Minnesota to Auburn, Alabama.  With this move completed the Company is leasing and occupying a modern state-of-the-art facility in Auburn which was upgraded and customized to suit all of our motorcycle development, marketing, production and administrative functions.  This Auburn facility includes 63,000 square feet with ample future expansion capability.

Results of Operations

Revenues
Since our 2002 inception, we have generated total revenues of $1,294,763 some of which occurred before we discontinued offering a motorcycle with a non-proprietary engine. We anticipate that our future revenues for the next 12 months will be primarily from sale of Viper cruisers, although we expect to begin obtaining sales of our proprietary engines in the aftermarket in the first quarter of 2012. We anticipate receiving additional revenues from our planned line of custom parts and accessories for the motorcycle aftermarket as well as our Viper branded apparel and other merchandise.

We believe our future revenue stream will be most significantly affected by customer demand for Viper cruisers, performance of our proprietary V-Twin engines, our ability to timely manufacture our motorcycle products in response to dealer and customer orders, recruitment and retention of dealers and distributors who actively promote and sell our products.

Operating Expenses
From our inception in November 2002 through September 30, 2011, we have incurred total operating expenses of $37,297,022 including $6,049,939 of research and development expenses and $23,665,766 of selling, general and administrative expenses.

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

Comparison of Quarter Ended September 30, 2011 and September 30, 2010.

Revenues and Gross Profit
There was $166,166 of motorcycle and parts revenue for the quarter ending September 30, 2011 as compared to $6,561 for the same period of 2010.  There were only parts sold during this quarter of 2010, while there were five bikes sold in the quarter ended September 30, 2011.

Research and Development Expenses
Research and development cost for the quarter ending September 30, 2011 was $14,983 compared to $18,610 for the same period of 2010.  This $3,627 decrease was due to minimal development expense as the Company moved into production.

Selling, general and administrative expenses
Selling, general and administrative expenses for the quarter ending September 30, 2011 was $2,184,080 compared to $373,885 for the same period of 2010.  The increase of $1,810,195 in our selling and general administrative expenses were higher due to the relocation to the Auburn location, increased personnel cost and stock grants.

Loss from operations
Operational loss for the quarter ending September 30, 2011 was $2,195,684 compared to $389,235 for the same period of 2010. The loss in this quarter of 2011 was due primarily to minimal revenues with an increase in general and administration expense as the Company hired new employees and moved into production.

Interest expense
Interest expense for the period ending September 30, 2011 was $5,929 compared to $43,441 for the same period of 2010. This decrease during the reporting period was due to reduced debt.

No income tax benefit was recorded regarding our net loss for the quarters ending September 30, 2011 and 2010; since we could not determine that it was more likely than not that any tax benefit would be realized in the future.

Comparison of the Nine months Ended September 30, 2011 and September 30, 2010.

Revenues and Gross Profit
There was $204,901 of revenue for the nine months ending September 30, 2011 as compared to $29,157 (restated) for the same period of 2010.  During the first nine months of 2011, there were five motorcycles sold, compared to zero sold in the same period of 2010.

Research and Development Expenses
Research and development for the nine months ending September 30, 2011 was $19,139 compared to $532,260 for the same period of 2010. This $513,121decrease was due to minimal development expense as the Company moved into production.

Selling, general and administrative expenses
Selling, general and administrative expenses for the nine months ending September 30, 2011 was $3,138,472 compared to $1,211,909 for the same period of 2010.  Our increased selling and general administrative expenses reflected the expenses incurred in relocating to Auburn and the hiring of new employees.

Loss from operations
Operational loss for the nine months ending September 30, 2011 was $3,161,702 compared to $1,737,868 for the same period of 2010.   The increased loss of $377,918 resulted from the $1,423,834 increase in loss from operations offset by the lack of any loan beneficial conversion features.

Interest expense
Interest expense for the nine months ending September 30, 2011 was $41,349 compared to $121,855 for the same period of 2010.This decrease during the quarter ended September 30, 2011, was due to reduced debt for the Company.

No income tax benefit was recorded regarding our net losses for the periods ending September 30, 2011 and 2010; since we could not determine that it was more likely than not that any tax benefit would be realized in the future.

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

We currently employ 10 persons including our management, production, engineering, marketing and administrative personnel.  We expect to hire 1-2 assembly and administrative personnel during the remaining quarter of 2011 to support our anticipated commercial production and sales of Viper cruisers. Other than these additional anticipated personnel, we do not anticipate needing any additional personnel during the next twelve months. None of our employees belong to a labor union, and we consider our relationship with our employees to be good.

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

As of September 30, 2011, we had cash resources of $16,994, total liabilities of $1,406,385 and a negative working capital position of $1,080,061.  In our current liabilities, the Company is carrying a derivative liability resulting from the issuance of cash-less warrants.  This derivate liability of $483,571 is recorded as a non-operating, non-cash current liability and would have no effect on working capital.

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

Cash Flow Information

Net cash consumed by operating activities was $1,525,917 during the nine months ended September 30, 2011 compared to consuming cash in the amount of $1,861,470 for the same period of 2010.  There was cash used from investing activities for the nine months ending September 30, 2011 of $220,796 as compared to $5,977 used during the same period of 2010.  Cash generated from financing activities for the nine months ended September 30, 2011 was $1,748,128 compared to $1,777,655 for the same period of 2010.

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

New personnel announcements:

On a press release dated July 1, 2011, Viper Powersports Inc. announced that Mr. David Leyson was hired as a new Director of Operations for Viper Motorcycle Company, the Company’s wholly owned subsidiary.

On July 1, 2011, Viper Powersports Inc. filed a Form 8-K announcing that Duane Peterson resigned as a director, Terry L. Nesbitt resigned as a director of the Company and as President of its subsidiary Viper Motorcycle Company; and Jerome Posey resigned as Chief Financial Officer (CFO).

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

 In September 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” ASU No. 2011-05 amends the guidance within ASC Topic 220, “Comprehensive Income” to eliminate the option to present the components of other comprehensive income as part of the statement of shareholders’ equity. ASU No. 2011-05 requires that all nonowner changes in shareholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The Company is required to adopt ASU No. 2011-05 beginning in the first quarter of 2012 and the adoption of ASU No. 2011-05 will only impact the format of the current presentation.

None of these recently issued pronouncements are expected to have a material impact on the Company’s financial reporting.

Off-Balance Sheet Arrangements
Other than a guarantee of our inventory financing by a principal shareholder we have no off-balance sheet arrangements.

Forward-Looking Statements

This quarterly report on Form 10-Q contains “forward-looking statements.”  Statements expressing expectations regarding our future and projections we make relating to products, sales, revenues and earnings are typical of such statements. All forward-looking statements are subject to the risks and uncertainties inherent in attempting to predict the future. Our actual results may differ materially from those projected, stated or implied in our forward-looking statements as a result of many factors, including, but not limited to, our overall industry environment, customer and dealer acceptance of our products, effectiveness of our dealer network, failure to develop or commercialize new products, delay in the introduction of products, regulatory certification matters, production and or quality control problems, warranty and/or product liability matters, competitive pressures, inability to raise sufficient working capital, general economic conditions and our financial condition.

Our forward-looking statements speak only as of the date they are made by us. We undertake no obligation to update or revise any such statements to reflect new circumstances or unanticipated events as they occur, and you are urged to review and consider all disclosures we make in this and other reports that discuss risk factors germane to our business, including those risk factors in our Form 10-K/A for the period ended December 31, 2010.

Item 3. Controls and Procedures

Evaluation of disclosure controls and procedures

As of September 30, 2011, management assessed the effectiveness of our internal control over financial reporting. The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company's Principal Executive Officer and Chief Financial Officer and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:
i)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;
ii)
Provide reasonable assurance our transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors;

iii)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.

This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our financial statements as of September 30, 2011.

Management believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Changes in internal controls

There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter of the period covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting

PART II - OTHER INFORMATION

Item 6. Exhibits

See Index of Exhibits.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duty authorized.

VIPER POWERSPORTS INC.

By:	/s/ Timothy C. Kling
Timothy C. Kling
Principal Financial Officer

November 21, 2011
Auburn, Alabama

VIPER POWERSPORTS INC.
INDEX TO EXHIBITS

Form 10-Q for Quarter Ended September 30, 2011	Commission File No. 000-51632

Exhibit
Number	Description
31.1 *	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 *	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS **	XBRL Instance Document
101.SCH **	XBRL Taxonomy Extension Schema Document
101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB **	XBRL Taxonomy Label Linkbase Document
101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

*          Filed herewith.
**        Submitted electronically with the Report.