Form 10-K/A
period 2010-12-31
VIPER POWERSPORTS INC
filed 2012-03-30
CIK 1337213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of the Securities Exchange

Act of 1934 for the Year Ended December 31, 2010.

☐ TRANSITION PURSUANT TO SECTION 13 or 15(d) of the Securities Exchange

Act of 1934 for the transition period from ______ to ______.

VIPER POWERSPORTS, INC.

(Name of Registrant in its charter)

Nevada	41-1200215
(State or other jurisdiction of Incorporation or organization)	(IRS Employer ID Number)

2458 West Tech Lane Auburn, AL	36832
(Address of principal executive offices)	(Zip Code)

(334) 887 4445

(Issuer’s Telephone Number)

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act:

Common Stock, $0.001 par value (Title of class.)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐   No  ☒

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes  ☐ No ☒

Check if disclosure of delinquent filers in response to Item 405 of Regulation S is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☐

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  Smaller reporting company   Yes ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and ask price of such common equity, as of the last business day of the registrant most recently completed second fiscal quarter.  $13,688,962 as of May 13, 2011.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 17,949,590 Common Shares as of May 13, 2011.

The Company is filing the Amended 10-K for the period ended December 31, 2010. The Amended 10-K addresses the following items:

1)	Strategic Engine Development Joint Venture. (Item 1, Description of Business) – The Company elaborated its milestone requirement and consequences associated with the Ilmor contract.
2)	Internal Control – (Item 9A, Controls and Procedures) – The Company added definitional references and further disclosures relating to:
a.	Impact on financials because of ineffectiveness of internal control.
b.	Impact of a weakness in internal control resulting in lack of separation of duties due to small size of the Company, which results in a material weakness.
3)	Internal Control - – (Item 9A, Controls and Procedures) – The Company adjusted the language to reflect accounting principles generally accepted in the United States.
4)	Inventories (Footnote 1, F-8) - The Company added comments relating to its definition of long term inventory.
5)	Dealer floor planning (Footnote 1, F-9) - The Company removed all references to floor planning as the Company does not have a current floor planning program with its dealer network.
6)	Going Concern – (Page 15) Added a risk factor related to the Company’s position on its Going Concern.
7)	Derivative Liability – The Company reevaluated the classification of its warrant based on ASC 815-40-25-7 through 815-40-25-35 through a review with the Office of the Chief Accountant with the U.S. Securities & Exchange Commission. The Office did not object to the classification of the warrants as equity rather than a liability.
8)	Accounts Payables restatement – In reviewing the beginning balances of Accounts Payable, the Company discovered that errors were recorded during the prior years. The Company is making a prior period adjustment to retained earnings to correct these entries. In addition, an adjustment to the ending Accounts Payable accrual is made to correct entries made during 2010.

PART  I

Item 1.  Description of Business

Business Development Overview

Viper Powersports, Inc., formerly ECCO Capital Corporation (“ECCO”), was incorporated in Nevada in 1980 under a former name. ECCO ceased all active operations in 2001 and remained inactive until its stock exchange acquisition of Viper Motorcycle Company in early 2005, incident to which it changed its name to Viper Powersports, Inc.

Effective March 31, 2005, Viper Powersports, Inc. acquired all of the outstanding capital stock of Viper Motorcycle Company, a Minnesota corporation, resulting in Viper Motorcycle Company becoming a wholly-owned subsidiary of Viper Powersports, Inc. For accounting and operational purposes, this acquisition was a recapitalization conducted as a reverse acquisition of Viper Powersports, Inc. with Viper Motorcycle Company being regarded as the acquirer. Consistent with reverse acquisition accounting, all of the assets, liabilities and accumulated deficit of Viper Motorcycle Company are retained on our financial statements as the accounting acquirer. Since Viper Powersports, Inc. had no assets or liabilities at the time of this acquisition, its book value has been stated as zero on the recapitalized balance sheet. The stock exchange for this reverse acquisition was affected on a one-for-one basis, resulting in the stockholders of Viper Motorcycle Company exchanging all of their outstanding capital stock for an equal and like amount of capital stock of Viper Powersports, Inc. This resulted in the former shareholders of Viper Motorcycle Company acquiring approximately 94% of the resulting combined entity.

Viper Performance Inc. was incorporated by us in March 2005 as a wholly-owned Minnesota corporation. We organized and incorporated Viper Performance Inc. for the purpose of receiving and holding the engine development technology and related assets which we acquired from Thor Performance Inc.

As used herein, the terms “we”, “us”, “our”, and “the Company” refer to Viper Powersports, Inc. and its two wholly-owned subsidiaries, unless the context indicates otherwise.

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

After undergoing an extensive engine emissions testing program for an entire year conducted by a leading independent test laboratory in 2009, our proprietary V-Twin engines recently satisfactorily passed and complied with all noise and pollution emissions requirements of both the Environmental Protection Agency (EPA) and the more stringent emissions requirements of the California Air Resources Board (CARB). Satisfying these standards constitutes a touchstone achievement for the Company that we believe places us in a commanding competitive position in the upscale custom motorcycle market.

We commenced commercial marketing, very limited production and commercial shipment of Viper motorcycles in 2009, and we currently hold material orders from our Viper dealer base of fifteen first class motorcycle dealers. Our current firm orders from Viper dealers exceeded our remaining available production capacity for 2010.

Strategic Engine Development Joint Venture

In January 2010 the Company’s subsidiary, Viper Motorcycle Company, entered into a three-year Motorcycle Engine Manufacture and Supply Agreement with Ilmor Engineering Inc. (the “Ilmor/Viper Contract”). Ilmor Engineering Inc. (“Ilmor”) has been engaged for over 20 years in the design, development and manufacture of high-performance engines, and Ilmor’s extensive precision engineering and manufacturing facilities are located in suburban Detroit, Michigan. The Company is very pleased to have completed this strategic and valuable Ilmor/Viper Contract, since Ilmor is widely recognized as one of the most successful race-engine designers and manufacturers.

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

Under the Ilmor/Viper Contract, Ilmor has assumed all design, development, testing, quality control and manufacturing with respect to an upgraded Ilmor-designed Viper V-Twin engine. Ilmor has completed design and development operations and is now producing prototype models of this engine based on specifications jointly developed by Ilmor and Viper. Under a payment schedule extending through November 2012, the Company will pay Ilmor a total of $745,000 for the design, development and testing of this V-Twin engine. Ilmor was paid a portion of this amount due upon reaching certain milestones and successful testing. The remaining fees will be amortized over manufacturing milestones agreed upon by both parties. The Company is current on all payments to Ilmor under this contract.

The Company has approved and is well satisfied with the most recent prototype of the Ilmor-designed Viper engine, and accordingly has ordered considerable commercial Ilmor engines which are now being delivered. Ilmor agrees to manufacture and supply all V-Twin requirements of Viper and in turn Viper must purchase all its engines exclusively from Ilmor. Ilmor will bear the cost and expense of all tooling, parts and components to manufacture and supply Viper engines until finished engines are invoiced and shipped to the Company. So long as Viper satisfies certain minimum annual engine purchase requirements, Ilmor shall not develop, manufacture or sell a similar V-Twin engine for itself or any third party. The engine purchase requirement is developed annually between the parties and is current.

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

 Restructuring

The Company, on September 3, 2009, declared a reverse 1-for-4 stock split whereby each currently outstanding four shares of common stock of the Company were converted into one post-split share of common stock of the Company having the same par value of $.001 per share, and the effective date of the reverse stock split was September 15, 2009.  Pursuant to this reverse stock split the authorized common shares of the Company were concurrently reduced to twenty-five million (25,000,000) common shares.  In 2011, the Company increased our authorized common shares to 100,000,000.

Corporate Contact Data

The address of the Company is 2458 West Tech Lane, Auburn, AL 36832; its telephone number is (334) 887-4445; and its website address is www.viperpowersports.com.

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

Our revenue stream will be primarily affected by customer demand for our Viper motorcycle products, our ability to timely provide Viper products in response to dealer orders, recruitment and retention of effective Viper dealers who actively promote and sell our products, and acceptance by our dealers.

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

Warranty Policy

We provide a standard limited warranty for Viper products primarily covering parts and labor to repair or replace defective motorcycle components. Our warranty will cover 12,000 mile during an effective one-year term. Our dealers will conduct repairs on Viper products under warranty, for which we will reimburse dealers. Warranty repairs and replacements will be provided at no cost to the consumer.

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

We have submitted our Viper cruisers and their V-Twin engines to the various applicable governmental agencies and have satisfied their certification requirements and standards.  For this purpose, we retained a leading certified motorcycle testing lab.  We expect to incur ongoing costs to continue complying with motorcycle safety and emissions requirements. As new laws and regulations are adopted, we will assess their effects on current and future Viper motorcycle products.  Effective December 2008, the Company received the Certificate of Conformity with the Clean Air Act of 1990 from the EPA.

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

Item 2.    Description of Property

The Company currently does not own any real estate. In 2010, all development, production, marketing and administrative operations of the Company were conducted from its Hopkins, MN leased facilities. During 2011, the Company moved its operations to Auburn, Alabama.

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

Item 4.    Removed and Reserved.

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters.

Market Information

The Company’s common stock is traded in the over-the-counter (OTC) market and is quoted on the OTC Bulletin Board under the symbol “VPWI.” The range of high and low bid prices of the Company’s common stock, as reported by the Bulletin Board quotation systems, are as follows. These quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions, and are adjusted to reflect the 1 for 4 reverse stock split of September 2009.

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

Equity Securities Sold by the Company

Following are all equity security transactions during the year ended December 31, 2010 involving sales not registered under the Securities Act of 1933:

Loan Transactions

The Company entered into seven 90-day loan agreements bearing interest at 12% per annum during the year ended December 31, 2010.  These loans were not initially convertible.  Each agreement also required the Company to issue warrants for purchasing the applicable number of shares of common stock at prices as described below.  The Company valued the warrants issued, using the Black-Scholes model.  The relative fair value method was used to allocate the proceeds between the warrants and the loans, resulting in some debt discount, which are then accreted over the life of the loans. Under a separate debt conversion agreement dated November 30, 2010, the loans were converted at $.75 per share and additional warrants were granted in which the note holder received 1 warrant for every 2 shares of stock issued upon conversion.  These loans and accrued interest were converted on November 30, 2010 into common stock.  Any remaining unamortized debt discount at the time of conversion has been accreted to financing cost.

				Exercise		Call
Date	Term	Proceeds	Warrants	Price	Interest	Value
1/21/2010	90 days	$100,000	50,000	$0.50	12.00%	$1.30
1/27/2010	90 days	$25,000	12,500	$0.50	12.00%	$1.15
1/28/2010	90 days	$25,000	12,500	$0.50	12.00%	$1.15
1/31/2010	90 days	$100,000	50,000	$0.50	12.00%	$1.10
2/4/2010	90 days	$100,000	50,000	$0.50	12.00%	$1.10
6/16/2010	90 days	$100,000	50,000	$1.00	12.00%	$0.85
6/16/2010	90 days	$100,000	50,000	$1.00	12.00%	$0.85
		$550,000	275,000

Another note holder had a $100,000 90-day note that existed at December 31, 2009.  The loan was also converted on November 30, 2010, and the note-holder received the same inducement warrants to convert as the above mentioned agreements.

The Company also entered into a 90-day loan agreement and a 365-day loan agreement during the year ended December 31, 2010.  These loans were convertible into common shares at $.75 and $.50; respectively, and carry a 12.0% interest rate.  The Company also issued warrants to holders for the applicable number of shares of common stock at $1.00 per share.  The Company valued the warrants issued, using the Black-Scholes model.  The relative fair value method was used to allocate the proceeds between the warrants and the loans, resulting in some debt discount, which are then accreted over the life of the loans. With the convertibility of these loans, a beneficial conversion feature was created.  The effective conversion price is subtracted from the stock market price to determine the beneficial conversion feature (BCF) per share.  This is then multiplied by the number of warrants issued.  This BCF value was then expensed immediately, since the loan could be immediately converted.  The 90-day loan and accrued interest was converted on November 30, 2010.  The 365-day loan was converted on December 30, 2010.

Date	Term	Proceeds	Warrants	Exercise Price	Interest	Call Value
3/23/2010	365 days	$500,000	250,000	$1.00	12.00%	$1.14
7/2/2010	90 days	$200,000	100,000	$1.00	12.00%	$0.83
		$700,000	350,000

Common Stock Transactions

During the twelve months ended December 31, 2010, the Company issued 1,905,200 shares of common stock and 1,392,500 warrants under private placements for $1,495,200 in cash, and the Company performed Black-Scholes valuation for each transaction.  The warrant allocation is the amount of the proceeds applied to the warrants.  The difference between the warrant allocation and total proceeds was allocated to the shares of common stock issued.

					Call
Date	Shares	Proceeds	Warrants	Exercise Price	Value
1/12/2010	100,000	$100,000	50,000	$0.50	$1.39
1/14/2010	200	$200
2/23/2010	100,000	$100,000	50,000	$0.50	$1.09
2/23/2010	25,000	$25,000	12,500	$0.50	$1.09
5/5/2010	50,000	$50,000	50,000	$2.00	$1.05
7/1/2010	30,000	$30,000	15,000	$1.00	$0.84
7/9/2010	250,000	$250,000	125,000	$1.00	$0.99
7/20/2010	100,000	$100,000	50,000	$1.00	$1.03
8/25/2010	25,000	$25,000	12,500	$1.00	$1.00
9/2/2010	50,000	$50,000	25,000	$1.00	$0.89
9/23/2010	25,000	$25,000	12,500	$1.00	$0.94
9/29/2010	100,000	$100,000	50,000	$1.00	$0.89
10/1/2010	25,000	$25,000	12,500	$1.00	$0.93
10/1/2010	25,000	$25,000	12,500	$1.00	$0.93
10/13/2010	30,000	$30,000	15,000	$1.00	$0.96
10/13/2010	40,000	$40,000	20,000	$1.00	$0.96
10/18/2010	100,000	$100,000	50,000	$1.00	$0.96
11/24/2010	50,000	$25,000	50,000	$1.00	$0.69
12/2/2010	100,000	$50,000	100,000	$1.00	$0.74
12/3/2010	10,000	$10,000	10,000	$1.00	$0.74
12/6/2010	50,000	$25,000	50,000	$1.00	$0.74
12/7/2010	25,000	$12,500	25,000	$1.00	$0.74
12/7/2010	25,000	$12,500	25,000	$1.00	$0.74
12/7/2010	10,000	$5,000	10,000	$1.00	$0.74
12/14/2010	98,000	$49,000	98,000	$1.00	$0.68
12/14/2010	200,000	$100,000	200,000	$1.00	$0.68
12/20/2010	2,000	$1,000	2,000	$1.00	$0.71
12/20/2010	30,000	$15,000	30,000	$1.00	$0.71
12/20/2010	200,000	$100,000	200,000	$1.00	$0.71
12/27/2010	30,000	$15,000	30,000	$1.00	$0.64

	1,905,200	$1,495,200	1,392,500

Also during the year ended December 31, 2010, the Company issued 80,000 shares of common stock for services totaling $90,500.

Based on the manner of offering and sale of all the foregoing equity security transactions, they were considered private placements and not in the nature of a public offering, and the Company believes they were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. All of the persons receiving securities of the Company in the foregoing transactions received legended certificates for such securities which clearly stated the securities could not be resold, transferred or otherwise disposed of unless registered under applicable securities laws or exempt from registration under a satisfactory securities exemption.

Item 6.   Selected Financial Data.

The Company is a smaller reporting company and is not required to provide this information.

Item 7.    Management’s Discussion and Analysis and Plan of Operation.

Forward-Looking Statements

This Annual Report on Form 10-K/A contains “forward-looking statements”. Forward-looking statements sometimes include the words “may,” “will,” “estimate,” “intend,” “continue,” “expect,” “anticipate” or other similar words. Statements expressing expectations regarding our future and projections we make relating to products, sales, revenues and earnings are typical of such statements.

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

Gross Profit.  Gross profit in 2010 was $728 representing the sale of one motorcycle and costs associated with low volumes of production.  The gross profit for 2009 was a negative $89,587 representing increased cost with low volumes of production.  The difference between 2009 and 2010 relates to labor associated with more bikes being produced and the additional costs related to the older engines in those older motorcycles, as well as discounts given to move order bikes out of inventory.

 Research and Development.    Research and development costs were $758,107 in 2010 compared to $353,449 in 2009.  The increased R&D costs in 2010 were due primarily to re-engineering expenses related to our contract with Ilmor Engineering to improve our V-Twin engine.

Selling, General and Administrative Expenses.    Selling, general and administrative costs decreased $194,512 to $1,710,174 in 2010 from $1,904,686 in 2009, due primarily to decreased professional fees, lower marketing cost and slightly decreased administrative expenses as we entered into increased production.

Loss from Impairment of Assets.    The Company did experience impairment losses of $209,628 of long-term inventory during 2010 due to the transition from a pre-production to a manufacturing company.  There were no impairment losses in 2009.

Loss from Operations.    Operational losses were $2,677,181 in 2010 compared to $2,347,722, for 2009. This increase in 2010 of $329,459 was due primarily to increased R&D expenditures related to our engine development joint venture with Ilmor Engineering as well as recognizing the impairment losses associated with the transition to a manufacturing company.

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

Continue Design and Development – We will complete development and testing of our Mamba model and a Viper three-wheeled “trike” in order to offer the Mamba commercially as soon as possible in 2011 and the “trike” soon thereafter.

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

Relocation of Manufacturing operations - Viper Motorcycle Company has announced in a press release dated August 10, 2010 that it has plans to begin manufacturing motorcycles in Auburn, Alabama. The Company will move its operations from Hopkins, Minnesota to Auburn, Alabama as soon as possible with full production beginning in mid-2011.  A brand new facility in the Auburn Technology Park West will become the new headquarters and production facility for Viper Motorcycle Company and we have entered into a lease to occupy these facilities when ready.

Liquidity and Capital Resources

Since our inception, we have financed our development, capital expenditures and working capital needs primarily through the sale and issuance of our capital stock or through loans from our principal shareholders. Financing through issuance of our common or preferred stock has included private placements for cash, common stock issued to satisfy accounts payable, and common and preferred stock issued to convert outstanding loans and other liabilities into capital stock of our company. We have raised a total of approximately $13.5 million through the sale of our common stock in private placements, and at least $6.4 million in loans from our management or principal shareholders.

We have also relied on satisfying substantial employee compensation, consulting fees, product development, marketing, administrative expenses and shareholder notes directly through issuance of our common stock. From inception through the end of 2010, we paid a total of approximately $8.6 million for such expenses with our capital stock.

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

The report of our independent registered accounting firm for our audited financial statements included in this Form 10-K/A filing states that there is substantial doubt about the ability of our business to continue as a going concern.

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

Our auditors have raised doubts about our ability to continue as a going concern.

The report of our independent registered public accounting firm on our financial statements at December 31, 2010 raises doubts about our ability to continue as a going concern based on losses since inception.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. As described above, we believe our current capital is insufficient to sustain our current operations for the next 12 months and we will need to raise additional financing in order to continue to implement our business model.  If such funds are not available to us as needed, we may be forced to curtail our growth plans and our ability to grow our company will be in jeopardy.  In such event, we may not be able to continue as a going concern.

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

We will face intense competition from existing motorcycle manufacturers already well-established and having much greater customer loyalty and financial, marketing, manufacturing and personnel resources than us.

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

Under our Articles of Incorporation we are authorized to issue up to 25,000,000 shares of common stock and 20,000,000 shares of preferred stock.  Our board of directors has the sole authority to issue remaining authorized capital stock without further shareholder approval. To the extent that additional authorized preferred or common shares are issued in the future, they will decrease existing shareholders’ percentage equity ownership and, depending upon the prices at which they are issued, could be dilutive to existing shareholders.

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

Item 9.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Disclosure Controls and Procedures.

We maintain "disclosure controls and procedures" as such term is defined in Rule 13a-15(e) under the Exchange Act.  In designing and evaluating our disclosure controls and procedures, our management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of disclosure controls and procedures are met.  Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.  The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our Principal Executive Officer and Chief Financial Officer concluded, as of the Evaluation Date, that our disclosure controls and procedures are not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Principal Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. During the preparation of our 2010 Form 10-K/A, management was made aware of certain disclosures in 2010 that while made, were not made timely enough to be in compliance with the Exchange Act. To remediate this material weakness in disclosure controls and procedures, the Company will establish enhanced practices to ensure that all transactions that may potentially fall under the disclosure rules are reported in a timely fashion.

Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)).  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.  Based on this evaluation, our management concluded that, as of December 31, 2010, our internal control over financial reporting was not effective based on those criteria.  The following material weaknesses were identified from our evaluation:

Due to the small size and limited financial resources, the Company’s Chief Financial Officer and Principal Executive Officer are the only individuals involved in the accounting and financial reporting. As a result, there is no segregation of duties within the accounting function, leaving all aspects of financial reporting and physical control of cash in the hands of the same individual, our Chief Financial Officer.  Usually, this lack of segregation of duties represents a material weakness; however, to remedy the matter, the Company may hire additional in-house accounting personnel in Alabama as sales have reached levels where it has become necessary. This will allow our Chief Financial Officer to spend more time performing high end accounting duties and make better use of his time. The Principal Executive Officer and Chief Financial Officer examine and approve all cash transactions. We will continue to periodically review our disclosure controls and procedures and internal control over financial reporting and make modifications from time to time considered necessary or desirable.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter of the period covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B.       Other Information

The Company did not have any information to report in this section.

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

Code of Ethics

We have adopted a Code of Ethics that applies to our principal executive officer, our principal financial and accounting officer, or persons performing similar functions. We will provide any person without charge who requests, a copy of our Code of Ethics. Any copy requests may be directed to Viper Powersports, Inc., 2458 West Tech Lane, Auburn, AL 36832, in care of John Silseth.

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

 We also have issued warrants to David Palmlund III for providing us with financing services, which warrants have granted him the right to purchase a total of 56,250 of our common shares exercisable at $.625 per share for a five-year term expiring in 2012.

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

Item 14.    Principal Accountant Fees and Services.

Pre-Approval of Audit Fees

Our Board of Directors is responsible for pre-approving all audits and permitted non-audited services to be performed for us by our independent registered public accounting firm or any other auditing or accounting firm.

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

VIPER POWERSPORTS, INC. (Registrant)

By:	/s/ John Silseth
John Silseth - CEO

Date:	March 1. 2012

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ John R. Silseth
John R. Silseth – Director

Date:	March 1. 2012

By:	/s/ Robert Van Den Berg
Robert Van Den Berg – Director

Date:	March 1. 2012

By:	/s/ Robert O. Knutson
Robert O. Knutson – Director

Date:	March 1. 2012

By:	/s/ Timothy C. Kling
Timothy C. Kling – CFO

Date:	March 1. 2012

Viper Powersports, Inc.

(A Development Stage Company)

Consolidated Financial Statements

For the Years Ended December 31, 2010

and 2009

Viper Powersports, Inc.

(A Development Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors

Viper Powersports, Inc.

Hopkins, Minnesota

We have audited the accompanying consolidated balance sheets of Viper Powersports, Inc. (the Company) and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the period from November 18, 2002 (inception) to December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Viper Powersports, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, and for the period of November 18, 2002 (inception) to December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

 The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses and net cash outflows from operations since inception. These factors raise substantial doubt that the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Since our previous report dated May 12, 2011, as described in Note 9, the Company discovered material errors in its presentation of its consolidated financial statements. However, the Company has restated the consolidated financial statements to reflect the corrections of these errors.

/s/ Child, Van Wagoner & Bradshaw, PLLC

Child, Van Wagoner & Bradshaw, PLLC

Salt Lake City, Utah

May 12, 2011, except for Notes 1, 2, 6 and 9, as to which the date is March 26, 2012

Viper Powersports, Inc.

(A Development Stage Company)

Consolidated Balance Sheets

	December 31, 2010	December 31, 2009
	(Restated-Note 9)	(Restated-Note 9)
ASSETS
Current assets
Cash	$15,579	$100,162
Accounts receivable	-	212,675
Inventory and supplies	190,930	35,040
Prepaid expenses and other assets	1,330	61,570
Total current assets	207,839	409,447

Fixed assets:
Office and computer equipment	124,100	119,835
Manufacturing and development equipment	272,254	273,759
Vehicles	101,799	101,799
Leasehold improvements	90,446	90,446
Subtotal	588,599	585,839
Accumulated depreciation	(507,989)	(471,152)
Total fixed assets	80,610	114,687

Other assets:
Rental deposit	4,010	4,010
Long term inventory	431,261	505,929
Total other assets	435,271	509,939

Total assets	$723,720	$1,034,073

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$132,512	$258,068
Accrued liabilities	181,325	125,612
Notes payable	129,000	150,000
Notes payable – related party	304,513	439,353
Current portion of capital leases	-	4,052
Total current liabilities	747,350	977,085

Long-term liabilities
Note payable	-	29,921
Total long-term liabilities	-	29,921

Total liabilities	747,350	1,007,006

Stockholders' equity (deficit)
Preferred stock; $0.001 par value; 20,000,000 shares authorized, 0 issued and outstanding for both years	-	-
Common stock; $0.001 par value; 25,000,000 shares authorized, 17,719,280 and 13,408,962 issued and outstanding, respectively	17,719	13,409
Additional paid-in capital	36,549,869	32,185,691
Accumulated deficit	(36,591,218)	(32,172,033)

Total Stockholders' Equity (Deficit)	(23,630)	27,067

Total liabilities and stockholders' equity (deficit)	$723,720	$1,034,073

See notes to consolidated financial statements.

Viper Powersports, Inc.

(A Development Stage Company)

Consolidated Statements of Operations

	Year Ended December 31, 2010	Year Ended December 31, 2009	Cumulative from November 18, 2002 (Date of Inception) through December 31, 2010
	(Restated-Note 9)		(Restated-Note 9)
Revenues (net of returns)	$35,768	$342,282	$1,089,862
Cost of revenues	35,040	431,869	1,046,597
Gross profit	728	(89,587)	43,265

Operating expenses
Research and development costs	758,107	353,449	6,030,799
Selling, general and administrative	1,710,174	1,904,686	20,356,288
Loss on impairment of assets and inventory	209,628	-	7,581,317
Total operating expenses	2,677,909	2,258,135	33,968,404

Loss from operations	(2,677,181)	(2,347,722)	(33,925,139)

Other income (expense)
Interest expense	(268,775)	(99,091)	(1,518,906)
Loss on sale of asset	-	-	(18,994)
Accretion of debt and finder’s fees	(647,804)	-	(647,804)
Beneficial conversion features	(401,069)	-	(401,069)
Financing cost relating to debt discount	(426,102)	-	(426,102)
Other income	1,746	2,434	346,796

Total other income (expense)	(1,742,004)	(96,657)	(2,666,079)

Net loss	$(4,419,185)	$(2,444,379)	$(36,591,218)

Loss per common share - basic	$(0.31)	$(0.23)

Weighted average common shares outstanding - basic	14,210,267	10,444,619

See notes to consolidated financial statements.

Viper Powersports, Inc.

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity (Deficit)

For the Period from November 18, 2002 (Inception) to December 31, 2010

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at November 18, 2002 (Inception)	-	$-	-	$-	$-	$-	$-
Common stock for services and accounts payable - $.40/share	-	-	106,250	170,000	-	-	170,000
Common stock for cash at $.40/share	-	-	73,620	117,791	-	-	117,791
Net loss from inception through December 31, 2002	-	-	-	-	-	(344,612)	(344,612)
Balances at December 31, 2002	-	-	179,870	287,791	-	(344,612)	(56,821)
Common stock for services at $.40 to $1.00 /share	-	-	304,813	1,095,500	-	-	1,095,500
Common stock for cash at $.40/share	-	-	213,881	342,209	-	-	342,209
Common stock for services and accounts payable - $2.00/share	-	-	10,625	85,000	-	-	85,000
Common stock for cash at $2.00/share net of issuance costs	-	-	114,350	884,549	-	-	884,549
Value of warrants issued with convertible debt	-	-	-	110,168	-	-	110,168
Net loss for the year ended December 31, 2003	-	-	-	-	-	(2,999,735)	(2,999,735)
Balances at December 31, 2003	-	-	823,539	2,805,217	-	(3,344,347)	(539,130)
Value of warrants issued with convertible debt	-	-	-	22,033	-	-	22,033
Common stock for cash at $2.50/share	-	-	24,500	245,000	-	-	245,000
Common stock for services and software at $2.50/share	-	-	15,250	152,500	-	-	152,500
Common stock for employment agreement services at $2.50/share	-	-	43,750	437,500	-	-	437,500
Common stock issued with May 2004 notes at $2.50/share	-	-	33,334	333,335	-	-	333,335
Common stock grants to employees at $2.50/share	-	-	47,425	474,250	-	-	474,250
Value of warrants and options issued for services	-	-	-	175,363	-	-	175,363
Net loss for the year ended December 31, 2004	-	-	-	-	-	(5,761,208)	(5,761,208)
Balances at December 31, 2004	-	-	987,798	4,645,198	-	(9,105,555)	(4,460,357)
Common stock for cash at $2.50/share	-	-	76,303	763,030	-	-	763,030
Common stock for payables and debt converted at $2.50/share	-	-	281,339	2,813,379	-	-	2,813,379
Preferred stock for outstanding debt converted at $2.50/share	195,750	1,957,500	-	-	-	-	1,957,500
Value of warrants and option issued for services	-	-	-	497,700	-	-	497,700
Common stock for engine development technology (Note 3)	-	-	749,144	7,491,437	-	-	7,491,437
Recapitalization from March 31, 2005 reverse merger (Note 4)	-	(1,957,304)	153,268	(16,208,496)	18,165,800	-	-
Common stock for cash at $3.90/share , net of offering costs of $513,124	-	-	250,010	250	3,386,774	-	3,387,024
Common stock issued for SEDA equity agreement	-	-	33,730	34	749,966	-	750,000
Net loss for the year ended December 31, 2005	-	-	-	-	-	(4,986,019)	(4,986,019)
Balances at December 31, 2005	195,750	196	2,531,592	2,532	22,302,540	(14,091,574)	8,213,694
Preferred stock converted to common stock at $1.25/share	(195,750)	(196)	391,500	392	(196)	-	-
Common stock for cash at $.75/share	-	-	43,333	43	129,957	-	130,000
Conversion of notes payable at $1.25/share	-	-	447,567	448	2,237,388	-	2,237,836
Conversion of notes payable at $.75/share	-	-	171,119	171	513,185	-	513,356
Dividends for preferred converted at $1.25/share	-	-	52,257	52	261,234	-	261,286
Net loss for the year ended December 31, 2006 (restated note 9)	-	-	-	-	-	(11,223,733)	(11,223,733)
Balances at December 31, 2006 (restated note 9)	-	-	3,637,368	3,638	25,444,108	(25,315,307)	132,439
Common stock for cash at $.75/share	-	-	532,792	533	1,588,468	-	1,589,001
Common stock for services at $.75/share	-	-	276,501	276	734,724	-	735,000
Net loss for the year ended December 31, 2007	-	-	-	-	-	(2,400,853)	(2,400,853)
Balances at December 31, 2007 (restated note 9)	-	-	4,446,661	4,447	27,767,300	(27,716,160)	55,587
Common stock for services	-	-	531,084	531	482,100	-	482,631
Common stock for cash	-	-	2,080,417	2,080	1,354,920	-	1,357,000
Common stock for conversion of debt	-	-	663,000	663	528,837	-	529,500
Net loss for the year ended December 31, 2008	-	-	-	-	-	(2,011,494)	(2,011,494)
Balances at December 31, 2008 (restated note 9)	-	-	7,721,162	7,721	30,133,157	(29,727,654)	413,224
Reconciliation adjustment	-	-	236,171	236	52,264	-	52,500
Stock warrants issued for services	-	-	-	-	25,498	-	25,498
Common stock for services	-	-	2,231,449	2,231	881,349	-	883,580
Common stock for inventory	-	-	62,500	63	24,937	-	25,000
Common stock for cash	-	-	2,925,000	2,925	978,719	-	981,644
Common stock for conversion of debt	-	-	225,000	225	89,775	-	90,000
Common stock issued for rounding with 4-to-1 reverse stock split	-	-	7,690	8	(8)	-	-
Net loss for the year ended December 31, 2009	-	-	-	-	-	(2,444,379)	(2,444,379)
Balances at December 31, 2009 (restated note 9)	-	-	13,408,972	13,409	32,185,691	(32,172,033)	27,067
Common stock for cash			1,905,200	1,905	731,148	-	733,053
Common stock for services			80,000	80	90,420	-	90,500
Common stock for conversion of debt	-	-	2,133,333	2,133	1,347,866	-	1,349,999
Stock warrants issued with common shares					564,987	-	564,987
Stock warrants issued with debt					427,700		427,700
Common stock issued for retirement of debt and interest	-	-	191,775	192	123,622	-	123,814
Beneficial conversion features					401,069		401,069
Stock warrants issued with Finder’s fees					270,102		270,102
Warrants granted for inducement to convert loans					407,264		407,264
Net loss for the year ended December 31, 2010 (restated-Note 9)	-	-	-	-	-	(4,419,185)	(4,419,185)
Restated Balances at December 31, 2010	-	$-	17,719,280	$17,719	$36,549,869	$(36,591,218)	$(23,630)

See notes to consolidated financial statements.

Viper Powersports, Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

	Year Ended December 31, 2010	Year Ended December 31, 2009	Cumulative from November 18, 2002 (Date of Inception) through December 31, 2010
	(restated-Note 9)		(restated-Note 9)
Cash flows from operating activities:
Net loss	$(4,419,185)	$(2,444,379)	$(36,591,218)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	36,837	40,444	577,501
Common stock and warrants issued for compensation and expenses	90,500	957,578	8,623,536
Beneficial conversion feature on convertible loan	401,069	-	401,069
Accretion of debt discount	427,700	-	427,700
Amortization of loan costs	426,102	-	426,102
Bad debt expense	105,707	-	105,707
Warrants issued for inducement to convert debt	407,264	-	407,264
Impairment loss-inventory	209,628	-	7,581,317
Common stock issued to convert accrued interest	123,814	-	123,814
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, net of bad debts	106,968	(212,675)	(106,974)
Decrease (increase) in inventory and supplies, net of obsolescence	(290,850)	251,360	(826,314)
Decrease (increase) in prepaid and other	60,240	(53,652)	(53,023)
Decrease (increase) in accounts payable	(125,556)	(148,853)	438,787
Increase (decrease) in accrued liabilities	55,713	73,832	35,786
Net cash provided by (used in) operating activities	(2,384,049)	(1,238,639)	(18,428,946)

Cash flows from investing activities:
Loss from sale of fixed assets	-	-	18,994
Funding from Thor Performance for engine development	-	-	150,000
Purchase of intellectual property	-	-	(35,251)
Purchase of fixed assets	(2,760)	-	(826,685)
Net cash provided by (used in) investing activities	(2,760)	-	(692,942)

Cash flows from financing activities:
Net proceeds from sale of stock and warrants	1,298,040	985,644	11,917,788
Net proceeds from note payable	1,250,000	352,169	1,852,169
Payments on note payable	(50,921)	(189,705)	(240,626)
Payments on capital leases	(4,052)	(36,381)	(642,069)
Payments for loan costs	(156,000)	-	(156,000)
Payments on notes payable – related party	(34,841)	226,706	6,406,205
Net cash provided by (used in) financing activities	2,302,226	1,338,433	19,137,467
Net change in cash and cash equivalents	(84,583)	99,794	15,579
Cash, beginning of period	100,162	368	-
Cash, end of period	$15,579	$100,162	$15,579

Supplemental Non-Cash Financing Activities and Cash Flow Information:
Common Stock issued for accounts payable (expenses)	$-	$-	$1,323,698
Common stock issued for accrued liabilities (expenses)	$-	$-	$553,521
Preferred stock issued for debt	$-	$-	$1,957,500
Common stock issued for conversion of debt	$1,350,000	$90,000	$4,406,440
Common stock issued for assets (software and inventory)	$-	$25,000	$75,000
Common stock issued for engine development technology and engine development obligation of $150,000	$-	$-	$7,341,437
Equipment acquired via capital lease	$-	$-	$304,740
Stock warrants issued with convertible debt	$-	$-	$132,201
Interest paid	$144,961	$75,944	$708,416
Income taxes paid	$-	$-	$-

See notes to consolidated financial statements.

Viper Powersports, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

1.	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Viper Powersports, Inc. was incorporated in Nevada in 1980 under a different name, and was inactive for years. On March 31, 2005 the Company was recapitalized through a merger with Viper Motorcycle Company, a Minnesota corporation. The former shareholders of Viper Motorcycle Company acquired 93.5% of the capital stock of Viper Powersports, Inc. in exchange for all of the capital stock of Viper Motorcycle Company. This transaction was effected as a reverse merger for financial statement and operational purposes, and accordingly Viper Powersports, Inc. regards its inception as being the incorporation of Viper Motorcycle Company on November 18, 2002. (See Note 4 - Recapitalization). Upon completion of this reverse merger, Viper Motorcycle Company became a wholly-owned subsidiary of Viper Powersports, Inc.

The stock exchange in this reverse merger was effected on a one-for-one basis, resulting in each shareholder of Viper Motorcycle Company receiving the same number and type of capital stock of Viper Powersports, Inc. which they held in Viper Motorcycle Company prior to the merger.

Viper Performance Inc., also a wholly-owned subsidiary of Viper Powersports, Inc., was incorporated in Minnesota in March 2005 for the purpose of receiving and holding engine development technology and related assets acquired by Viper Powersports, Inc. These assets were acquired from Thor Performance Inc., a Minnesota corporation in March 2005 in exchange for 749,144 shares of common stock of Viper Powersports, Inc. (See Note 3 - Purchase of Engine Development Technology.)

As used herein, the term “the Company” refers to “Viper Powersports, Inc.”, and its wholly-owned subsidiaries, unless the context indicates otherwise.

The Company is a development stage company engaged in design and development of premium V-Twin cruiser motorcycles. The Company has sold its capital stock and debt securities in various private placements to fund its development, marketing and other operations. The Company also has issued substantial shares of its common stock to compensate officers and other employees, consultants, and vendors, and to satisfy outstanding debt and other obligations. The Company continues to rely upon loans and sales of its equity securities to fund current operations. The Company’s executive and administrative offices were relocated, in October 2008, from Big Lake, Minnesota to Hopkins, Minnesota, a suburb of Minneapolis.  We lease our current Hopkins facility under a three year lease at a monthly lease amount of $7,910 not including utilities.  The facility occupies 9,000 square feet in a modern one-story light industrial building.  The Company is currently planning to relocate to a much larger facility in Auburn, Alabama during the summer of 2011 which will allow us to grow based on our forecasted production schedule.

Viper Powersports, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

1.	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Going Concern – The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has incurred a net loss of $36,762,224 since inception, and currently has limited sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the production of its motorcycles. Management has plans to seek additional capital through private placements of its capital stock. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Principles of Consolidation – The consolidated financial statements include the accounts of Viper Powersports, Inc. and its wholly-owned subsidiaries, Viper Motorcycle Company and Viper Performance Inc. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates – The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Significant estimates that could change in the near term are inventory obsolescence and impairment.

Loss Per Share – Basic and diluted net loss per common share is computed using the net loss applicable to common shareholders and the weighted average number of shares of common stock outstanding. Diluted net loss per common share does not differ from basic net loss per common share since potential shares of common stock from conversion of debt and the exercise of warrants and options are anti-dilutive for all periods presented.  The fully diluted shares would be 21,893,253.

Inventories – Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method (FIFO). Demonstration motorcycles are stated at manufacturing cost and reserves are recorded to state the demonstration motorcycles at net realizable value.

As of December 31, 2010, the Company determined that a portion of its inventory would not be consumed during the next twelve months. The Company reclassified $431,261 of its functional inventory as long term. As the Company’s production numbers increase, this inventory will be allocated back into normal production inventory.

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

Income Taxes – Income taxes are accounted for under the asset and liability method. Deferred income taxes, if any, are recognized for the difference between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Deferred income taxes, if any, will be recorded at the tax rates expected to be in effect when amounts are to be included in future taxable income. A valuation allowance is recorded to reduce the deferred tax assets to the amounts believed to be realizable. Due to the uncertainty regarding the Company’s future profitability, the future tax benefits of its net operating losses (NOL) have been fully reserved and no net tax benefit has been recorded in these financial statements.  Cumulative NOL’s at December 31, 2010 of approximately $28,000,000 begin to expire in 2022.  Deferred tax assets of approximately $12,700,000 have been offset completely by a valuation allowance.  There are no other significant components of deferred tax assets or liabilities.

A reconciliation of the income tax benefit using federal statutory rates applied to pre-tax losses is as follows;

	2010	2009

Income tax benefit at effective federal statutory rate of 35%:	$(1,546,715)	$(855,533)
State income taxes (benefit):	(397,727)	(239,549)
Non-deductible impairment losses, accretion and financing expenses paid for with stock and warrants:	377,100	0
Change in valuation allowance:	1,567,342	1,095,082
Income tax benefit:	$0	$0

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

Stock Options and Stock Based Compensation - The Company accounts for equity instruments issued to non-employees for services and goods under ASC Topic 505-50; EITF 96-18 (Accounting for Equity Instruments Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services); and EITF 00-18 (Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to other than Employees.) Generally, the equity instruments issued for services or goods are for common shares or common stock purchase warrants. These shares or warrants are fully vested, non-forfeitable and fully paid or exercisable at the date of grant and require no future performance commitment by the recipient. The Company expenses the fair market value of these securities over the period in which the Company receives the related services.

Recently Issued Accounting Pronouncements  -  In June 2009, the Financial Accounting Standards Board (“FASB”) issued The FASB Accounting Standards Codification (“ASC’) which became effective for interim and annual reporting periods ending after September 15, 2009. The Codification is the source of authoritative U.S. GAAP recognized by the FASB. The adoption of this Codification did not have any material impact on the Company’s financial position, results of operations or cash flows.

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

Reclassification: - Certain items for 2009 have been reclassified to conform to the 2010 presentation.

Viper Powersports, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

2.	EQUITY FINANCING AGREEMENTS

Following are all equity security transactions during the year ended December 31, 2010 involving sales not registered under the Securities Act of 1933:

Loan Transactions

 The Company entered into seven 90-day loan agreements bearing interest at 12% per annum during the year ended December 31, 2010.  These loans were not initially convertible.  Each agreement also required the Company to issue warrants for purchasing the applicable number of shares of common stock at prices as described below.  The Company valued the warrants issued, using the Black-Scholes model.  The relative fair value method was used to allocate the proceeds between the warrants and the loans, resulting in some debt discount, which are then accreted over the life of the loans. Under a separate debt conversion agreement dated November 30, 2010, the loans were converted at $.75 per share and additional warrants were granted in which the note holder received 1 warrant for every 2 shares of stock issued upon conversion.  These loans and accrued interest were converted on November 30, 2010 into common stock.  Any remaining unamortized debt discount at the time of conversion has been accreted to financing cost.

				Exercise		Call
Date	Term	Proceeds	Warrants	Price	Interest	Value
1/21/2010	90 days	$100,000	50,000	$0.50	12.00%	$1.30
1/27/2010	90 days	$25,000	12,500	$0.50	12.00%	$1.15
1/28/2010	90 days	$25,000	12,500	$0.50	12.00%	$1.15
1/31/2010	90 days	$100,000	50,000	$0.50	12.00%	$1.10
2/4/2010	90 days	$100,000	50,000	$0.50	12.00%	$1.10
6/16/2010	90 days	$100,000	50,000	$1.00	12.00%	$0.85
6/16/2010	90 days	$100,000	50,000	$1.00	12.00%	$0.85
		$550,000	275,000

Another note holder had a $100,000 90-day note that existed at December 31, 2009.  The loan was also converted on November 30, 2010, and the note-holder received the same inducement warrants to convert as the above mentioned agreements.

The Company also entered into a 90-day loan agreement and a 365-day loan agreement during the year ended December 31, 2010.  These loans were convertible into common shares at $.75 and $.50; respectively, and carry a 12.0% interest rate.  The Company also issued warrants to holders for the applicable number of shares of common stock at $1.00 per share.  The Company valued the warrants issued, using the Black-Scholes model.  The relative fair value method was used to allocate the proceeds between the warrants and the loans, resulting in some debt discount, which are then accreted over the life of the loans. With the convertibility of these loans, a beneficial conversion feature was created.  The effective conversion price is subtracted from the stock market price to determine the beneficial conversion feature (BCF) per share.  This is then multiplied by the number of warrants issued.  This BCF value was then expensed immediately, since the loan could be immediately converted.  The 90-day loan and accrued interest was converted on November 30, 2010.  The 365-day loan was converted on December 30, 2010.

Date	Term	Proceeds	Warrants	Exercise Price	Interest	Call Value
3/23/2010	365 days	$500,000	250,000	$1.00	12.00%	$1.14
7/2/2010	90 days	$200,000	100,000	$1.00	12.00%	$0.83
		$700,000	350,000

Viper Powersports, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

Common Stock Transactions

During the twelve months ended December 31, 2010, the Company issued 1,905,200 shares of common stock and 1,392,500 warrants under private placements for $1,495,200 in cash, and the Company performed Black-Scholes valuation for each transaction.  The warrant allocation is the amount of the proceeds applied to the warrants.  The difference between the warrant allocation and total proceeds was allocated to the shares of common stock issued.

					Call
Date	Shares	Proceeds	Warrants	Exercise Price	Value
1/12/2010	100,000	$100,000	50,000	$0.50	$1.39
1/14/2010	200	$200
2/23/2010	100,000	$100,000	50,000	$0.50	$1.09
2/23/2010	25,000	$25,000	12,500	$0.50	$1.09
5/5/2010	50,000	$50,000	50,000	$2.00	$1.05
7/1/2010	30,000	$30,000	15,000	$1.00	$0.84
7/9/2010	250,000	$250,000	125,000	$1.00	$0.99
7/20/2010	100,000	$100,000	50,000	$1.00	$1.03
8/25/2010	25,000	$25,000	12,500	$1.00	$1.00
9/2/2010	50,000	$50,000	25,000	$1.00	$0.89
9/23/2010	25,000	$25,000	12,500	$1.00	$0.94
9/29/2010	100,000	$100,000	50,000	$1.00	$0.89
10/1/2010	25,000	$25,000	12,500	$1.00	$0.93
10/1/2010	25,000	$25,000	12,500	$1.00	$0.93
10/13/2010	30,000	$30,000	15,000	$1.00	$0.96
10/13/2010	40,000	$40,000	20,000	$1.00	$0.96
10/18/2010	100,000	$100,000	50,000	$1.00	$0.96
11/24/2010	50,000	$25,000	50,000	$1.00	$0.69
12/2/2010	100,000	$50,000	100,000	$1.00	$0.74
12/3/2010	10,000	$10,000	10,000	$1.00	$0.74
12/6/2010	50,000	$25,000	50,000	$1.00	$0.74
12/7/2010	25,000	$12,500	25,000	$1.00	$0.74
12/7/2010	25,000	$12,500	25,000	$1.00	$0.74
12/7/2010	10,000	$5,000	10,000	$1.00	$0.74
12/14/2010	98,000	$49,000	98,000	$1.00	$0.68
12/14/2010	200,000	$100,000	200,000	$1.00	$0.68
12/20/2010	2,000	$1,000	2,000	$1.00	$0.71
12/20/2010	30,000	$15,000	30,000	$1.00	$0.71
12/20/2010	200,000	$100,000	200,000	$1.00	$0.71
12/27/2010	30,000	$15,000	30,000	$1.00	$0.64

	1,905,200	$1,495,200	1,392,500

Also during the year ended December 31, 2010, the Company issued 80,000 shares of common stock for services totaling $90,500.

Viper Powersports, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

3.	PURCHASE OF ENGINE DEVELOPMENT TECHNOLOGY

Effective March 31, 2005, Viper Powersports, Inc., acquired substantial motorcycle engine technology and related assets from Thor Performance Inc., a Minnesota corporation. These assets were acquired in exchange for 749,144 shares of common stock of Viper Powersports, Inc. issued to Thor Performance, Inc. The Company valued the engine development technology at $10.00 per share and capitalized $7,341,437 for the value of the motorcycle engine development.

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

In accordance with SFAS 2, Accounting for Research and Development Costs, and SFAS 142, Goodwill and Other Intangible Assets, the Company’s policy is to capitalize costs incurred in connection with the purchase, from outside parties, of new engine development technology. Any internally developed technology would be classified as research and development, and would be immediately expensed. During 2005, the Company capitalized $7,341,437 of motorcycle engine development cost. The Company’s policy is to amortize the cost capitalized in connection with developing engine technology on a straight line basis over 10 years. No amortization was taken during 2005 as the Company was still in the development stage. The Company did not produce any motorcycles during the 2006 year and so it was determined that impairment of the engine development cost should be taken. This amount is $7,371,689 and has been fully impaired in the fiscal year 2006.

Viper Powersports, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

4.	RECAPITALIZATION

In 2005 Viper Powersports, Inc. was merged with Viper Motorcycle Company pursuant to a merger agreement dated March 11, 2005. Upon consummation of this merger, Viper Motorcycle Company became a wholly-owned subsidiary of Viper Powersports, Inc.

This transaction constituted a reverse merger which is regarded as if Viper Motorcycle Company had acquired Viper Powersports, Inc. These financial statements present operations of Viper Motorcycle Company from its inception on November 18, 2002, and do not include any prior operations of Viper Powersports, Inc.

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

Viper Powersports, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

6.	COMMON STOCK WARRANTS AND OPTIONS

Warrants

The Company has issued warrants to purchase a total of 4,142,723 shares of its common stock.

Warrants to Purchase	Common Share Strike Price	Term	Expiration Date
6,500	$4.00	3 year	March 2011
25,000	$2.00	2 year	April 2011
31,250	$1.60	5 year	March 2012
830,000	$1.00	3 year	November 2013 to December 2013
37,500	$4.00	5 year	January 2013 to March 2013
62,500	$0.50	5 year	November 2014 to December 2014
10,000	$2.00	5 year	November 2014
550,000	$0.50	5 year	January 2015 to December 2015
1,373,980	$1.00	5 year	January 2015 to December 2015
50,000	$2.00	5 year	May 2015
400,625	$0.40	10 year	December 2020
90,000	$0.50	10 year	December 2020
232,734	$0.75	10 year	December 2020
203,467	$1.00	10 year	December 2020
223,000	$1.25	10 year	December 2020
16,167	$3.00	10 year	December 2020

The following is a summary of the Company’s stock warrants outstanding as of December 30, 2010, only one class of warrants outstanding – related to the October 2009 financing stock warrants, adjusted for any changes in the exercise price of the stock warrants:

Warrants Outstanding				Warrants Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.40 to $ 4.00	4,142,723	5.70 years	$0.92	4,142,723	$0.92

Related parties hold warrants to purchase 10,000 of these warrant shares, with the other warrants being held by persons who have provided financial or consulting services to the Company. No warrants issued by the Company have been exercised so far.

Finder’s fees paid with warrants during 2010 with a value of $647,804 were paid on December 29, 2010.  The fees were paid separate from and substantially later than the receipt of proceeds of private placements made during the year, and accordingly, were expensed.

The assumptions used in valuing warrants under the Black-Scholes option pricing model are as follows;

Exercise price	$.50 to $4.00
Term	Two to ten years
Volatility	213.8% to 250.04%
Dividends	0.00%
Discount Rate	0.72% to 2.43%

 Stock Options – There is one outstanding option for 31,250 shares. This option has an exercise price of $2.50, with a four-year term that expiries on April 7, 2011.

Viper Powersports, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

VIPER POWERSPORTS, INC. COMMON STOCK WARRANTS & OPTIONS

	Options		Warrants
	12/31/2010	12/31/2009	12/31/2010	12/31/2009

Beg Bal	114,500	114,500	314,417	922,669

Issued	—	—	3,969,973	128,750

Adjust for 1 for 4 split				(692,002)

Exercised	—	—	—	—

Cancelled	(83,250)	0	(141,667)	(45,000)

End Bal	31,250	114,500	4,142,723	314,417

Exercisable	31,250	114,500	4,142,273	314,417

Viper Powersports, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

7.	LEASING ACTIVITIES

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

 The operating lease for 2011 is made up of the Hopkins lease location amount of $50,985 and the Auburn lease location amount of $57,000 for July through December 2011.  The Hopkins lease will be completed as of December 31, 2011.  The lease for the Auburn location will not begin until the Company moves into the completed facility which should be approximately July 1, 2011.  The rent at the Auburn location, for 2013 and beyond, has yet to be established according to the lease document but will be determined by several factors and shall not be less than $10,000 per month.  Total rent expense consisting of the Hopkins lease in 2010 was $93,000.

Viper Powersports, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

8.	PREFERRED STOCK

The Company has authorized 20,000,000 shares of preferred stock with par value of $.001 per share and of these there are none outstanding.

Viper Powersports, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

9.	RESTATEMENT

Subsequent to issuance, Management has subsequently determined to correct the accounting procedures and has amended the December 31, 2010 financial statements.

1.	The Company corrected the classification of warrants as equity with no derivative liability.
2.	Accounts Payables restatement – In reviewing the beginning balances of Accounts Payable, the Company discovered that errors were recorded during the prior years. The Company is making a prior period adjustment to retained earnings to correct these entries. In addition, an adjustment to the ending Accounts Payable accrual is made to correct entries made during 2010.

Accordingly, the accompanying balance sheet, statement of operations, and statement of cash flows for the period amended at December 31, 2010 have been retroactively adjusted as summarized below:

Effect of Corrections	As Previously Reported	As Restated	Adjustment	Reference
BALANCE SHEET
At December 31, 2010
LIABILITIES
-Accounts payable	$303,518	$132,512	$(171,006)	5,6
-Current derivative liability	$586,992	$-	$(586,992)	1
-Total current liabilities	$1,505,348	$747,350	$(757,998)	1,5,6
-Total liabilities	$1,505,348	$747,350	$(757,998)	1,5,6

STOCKHOLDERS’ DEFICIT
-Additional paid-in capital	$36,237,465	$36,549,869	$312,404	2
-Accumulated deficit	$(37,036,812)	$(36,591,218)	$445,594	1,5,6
-Total stockholders’ deficit	$(781,628)	$(23,630)	$757,998	1,2,5,6

STATEMENT OF OPERATIONS
Year ended December 31, 2010
-Selling, general and administrative	$1,781,081	$1,710,174	$70,907	5
-Total operating expenses	$2,748,816	$2,677,909	$70,907	5
-Loss from operations	$(2,748,088)	$(2,677,181)	$70,907	5

- Financing cost relating to debt discount, beneficial conversion features and finder’s fees	$(1,749,563)	$-	$1,749,563	4
-Accretion of debt and finder’s fees	$-	$(647,804)	$(647,804)	4
-Beneficial conversion features	$-	$(401,069)	$(401,069)	4
-Financing cost relating to debt discount	$-	$(426,102)	$(426,102)	4
-Total other income/(expense)	$(2,016,592)	$(1,742,004)	$274,588	1,2
-Net loss	$(4,764,680)	$(4,419,185)	$345,495	1,2,5

STATEMENT OF STOCKHOLDERS’ EQUITY
At December 31, 2010
-Common stock for Cash	$1,072,325	$731,148	$(341,177)	2
-Common stock for conversion of debt	$1,413,359	$1,347,866	$(65,493)	2
-Stock warrants issued with common stock	$410,970	$564,987	$154,017	2
-Stock warrants issued with debt	$713,583	$427,700	$(285,883)	2
-Common stock issued for retirement of debt and interest	$58,130	$123,622	$65,492	2
-Beneficial conversion features	$-	$401,069	$401,069	2,4
-Stock warrants issued for Finder’s fees	$-	$270,120	$270,120	2,4
-Stock warrants granted for inducement of debt and interest	$292,987	$407,264	$114,277	2
-Net loss at December 31, 2010	$(4,764,680)	$(4,419,185)	$345,495	1,2,5
-Balance of additional paid-in capital at December 31, 2010	$36,237,465	$36,549,869	$312,404	2
-Balance of accumulated deficit at December 31, 2010	$(37,036,812)	$(36,591,218)	$445,594	1,2,5,6
-Total Equity Balances	$(781,628)	$(23,630)	$757,998	1,2,5,6

Viper Powersports, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

Effect of Corrections	As Previously Reported	As Restated	Adjustment	Reference
STATEMENT OF CASH FLOWS
Year ended December 31, 2010
-Net loss at December 31, 2010	$(4,764,680)	$(4,419,185)	$345,495	1,2,5
-Derivative liability	$586,992	$-	$(586,992)	1
-Warrants issued for inducement to convert debt	$292,987	$407,264	$114,277	2
-Beneficial conversion feature on convertible loan	$416,333	$401,069	$(15,264)	2
-Amortization of loan costs	$-	$426,102	$426,102	2
-Accretion of debt discount	$297,250	$427,700	$130,450	2
-Decrease (increase) in accounts payable	$(54,649)	$(125,556)	$(70,907)	5,6
-Net cash provided by (used in) operating activities	$(2,727,209)	$(2,384,049)	$343,160	1,2

-Net proceeds from sale of stock	$1,485,200	$1,298,040	$(187,160)	2
-Net proceeds from note payable	$1,299,079	$1,250,000	$(49,079)	2
-Payments on notes payable – related party	$134,841	$34,841	$100,000	3
-Payments on note payable	$-	$(50,921)	$(50,921)	3
-Payments for loan costs	$-	$(156,000)	$(156,000)	2
-Net cash provided by (used in) financing activities	$2,645,386	$2,302,226	$(343,160)	1,2,3

REFERENCE
1 Correct a classification of warrants as equity with no derivative liability
2 Use of relative fair value of the warrants as a result of change from debt to equity of warrant classification
3 Recorded payments/proceeds gross instead of net
4 Separate expenses for change in presentation
5 2010 Posting errors relating to accounts payable
6 Prior period posting errors relating to accounts payable

Subsequent to issuance, Management has subsequently determined to correct the accounting procedures and has amended the December 31, 2009 financial statements.

1.	Accounts Payables restatement – In reviewing the beginning balances of Accounts Payable, the Company discovered that errors were recorded during the prior years. The Company is making a prior period adjustment to retained earnings to correct these entries.

Accordingly, the accompanying balance sheet, statement of operations, and statement of cash flows for the period amended at December 31, 2009 have been retroactively adjusted as summarized below:

Effect of Corrections	As Previously Reported	As Restated	Adjustment	Reference
BALANCE SHEET
At December 31, 2009
LIABILITIES
-Accounts payable	$358,167	$258,068	$(100,099)	7
-Total current liabilities	$1,077,184	$977,085	$(100,099)	7
-Total liabilities	$1,107,105	$1,007,006	$(100,099)	7

STOCKHOLDERS’ DEFICIT
-Accumulated deficit	$(32,272,132)	$(32,172,033)	$100,099	7
-Total stockholders’ deficit	$(73,032)	$27,067	$100,099	7

7 Prior period posting errors relating to accounts payable

Viper Powersports, Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

10.	SUBSEQUENT EVENTS

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

Common Stock Transactions

During the period January 1 through May 20, 2011, the Company issued 858,000 shares of common stock and 479,000 warrants for $479,000 in cash, and the Company performed Black-Scholes valuation for each transaction.  The call value was the cost per share per this model.   The warrant allocation is the amount of the proceeds applied to the warrants.  The difference between the warrant allocation and the proceeds was allocated to the shares of common stock issued.

Option
term	Date	Shares	Proceeds	Warrants	Exercise Price
3 yr	1/6/2011	100,000	$50,000	50,000	$1.00
3 yr	1/14/2011	60,000	$30,000	30,000	$1.00
3 yr	1/25/2011	30,000	$15,000	15,000	$1.00
3 yr	1/27/2011	100,000	$100,000	100,000	$1.00
3 yr	2/9/2011	10,000	$5,000	5,000	$1.00
3 yr	2/14/2011	134,000	$67,000	67,000	$1.00
3 yr	2/14/2011	134,000	$67,000	67,000	$1.00
3 yr	2/22/2011	140,000	$70,000	70,000	$1.00
3 yr	3/29/2011	100,000	$50,000	50,000	$1.00
3 yr	4/1/2011	50,000	$25,000	25,000	$1.00

	Total:	858,000	$479,000	479,000

Loan Transactions

The Company entered into two 60-day loan agreements totaling $100,000 during the period January 1 through April 15, 2011.  These loans are convertible and carry a 10.0% interest rate.  Each agreement also required the Company to issue warrants to purchase the applicable number of shares of common stock at $.50 per share as shown in the following table.

Date	Term	Proceeds	Warrants	Exercise Price	Interest
4/9/2011	60 days	$50,000	50,000	$0.50	10.00%
4/9/2011	60 days	$50,000	50,000	$0.50	10.00%

		$100,000	100,000

INDEX TO EXHIBITS

Form 10-K/A for                                                 Viper Powersports, Inc.

Fiscal Year Ended December 31, 2010

Exhibit Number	Description

2 +	Agreement and Plan of Business Combination

3.1+	Articles of Incorporation

3.2+	Bylaws

4 +	Rights of Series A Preferred Shareholders

10.1 +	Asset Purchase Agreement

10.2 +	Dealer Agreement

10.7 #	Palmlund Secured Inventory Financing Agreement

10.9 #	V-Twin Engine Component Purchase Order With MCD

10.10 #	Placement Agent Agreement With Bathgate Capital Partners LLC

10.13 ^	Amendment to Secured Inventory Financing Agreement

21 +	Subsidiaries of Registrant

31.1 *	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of Principal Executive Officer and Principal Financial Officer Under Section 906 of the Sarbanes-Oxley

+   Filed previously with Form 10-SB which was filed on November 22, 2005.

#   Filed previously with Amendment #1 to Form 10-SB which was filed on January 19, 2006.

^   Filed previously with Form 10KSB which was filed on March 31, 2006

*   Filed with this Annual Report for fiscal year ended December 31, 2010

27