Form 10-K
period 2011-12-31
VIPER POWERSPORTS INC
filed 2012-04-24
CIK 1337213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of the Securities Exchange

Act of 1934 for the Year Ended December 31, 2011.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.  Yes ☐   No  ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes  ☒ No ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  Smaller reporting company   Yes ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. June 30, 2011, $12,804,855

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 33,683,175 Common Shares as of April 16, 2012.

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

We have commenced commercial marketing, very limited production and commercial shipment of Viper motorcycles , and we currently hold material orders from our first class motorcycle dealers. Our current firm orders from Viper dealers exceeded our remaining available production capacity for 2011.

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

Under the Ilmor/Viper Contract, Ilmor has assumed all design, development, testing, quality control and manufacturing with respect to an upgraded Ilmor-designed Viper V-Twin engine. Ilmor has completed design and development operations and is now producing models of this engine based on specifications jointly developed by Ilmor and Viper. Under a payment schedule extending through November 2012, the Company will pay Ilmor a total of $745,000 for the design, development and testing of this V-Twin engine. Ilmor was paid a portion of this amount due upon reaching certain milestones and successful testing. The remaining fees will be amortized over manufacturing milestones agreed upon by both parties. The Company is current on all payments to Ilmor under this contract.

The Company has approved and is well satisfied with the Ilmor-designed Viper engine, and accordingly has ordered considerable commercial Ilmor engines which are now being delivered. Ilmor agrees to manufacture and supply all V-Twin requirements of Viper and in turn Viper must purchase all its engines exclusively from Ilmor. Ilmor will bear the cost and expense of all tooling, parts and components to manufacture and supply Viper engines until finished engines are invoiced and shipped to the Company. So long as Viper satisfies certain minimum annual engine purchase requirements, Ilmor shall not develop, manufacture or sell a similar V-Twin engine for itself or any third party. The engine purchase requirement is developed annually between the parties and is current.

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

Restructuring

The Company, on September 3, 2009, declared a reverse 1-for-4 stock split whereby each currently outstanding four shares of common stock of the Company were converted into one post-split share of common stock of the Company having the same par value of $.001 per share, and the effective date of the reverse stock split was September 15, 2009.  Pursuant to this reverse stock split the authorized common shares of the Company were concurrently reduced to Twenty-five Million (25,000,000) common shares.  On November 11, 2011, the authorized common shares were increased to One hundred Million (100,000,000).

Corporate Contact Data

The address of the Company is 2458 West Tech Lane, Auburn, AL 36832; its telephone number is (334) 887-4445; and its website address is www.viperpowersports.com.

BUSINESS OF COMPANY

We develop and produce proprietary premium motorcycle products targeted to consumers who can afford to purchase upscale luxury products.  Our current revenues are being generated from the sale of our Diamondback model cruisers.  Additional anticipated sources of future revenues include our Mamba model which is almost completed and a three-wheeled “trike” model being designed, aftermarket sales of our proprietary V-Twin engines, and sales of ancillary Viper motorcycle products including aftermarket custom parts and accessories and Viper branded apparel and other merchandise.

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

Premium components and distinctive features of the Diamondback include:

•	a powerful, billet-cut proprietary 152” V-Twin engine;
•	our unique right-side drive train providing maximum rider balance;
•	premium HID headlights and LED display functions;
•	a 6-speed transmission;
•	adjustable “on-the-fly” rear-end air suspension system;
•	a proprietary handlebar vibration dampening system; and
•	wide high-quality Metzeler tires and premium billet wheels.

The outward appearance of the Diamondback includes distinctive styling features such as:

•	substantial use of billet-cut components including the V-Twin engine, primary drive, controls and wheels;
•	a low, streamlined look;
•	oil storage in the frame, enabling a sleeker and more naked appearance due to absence of an under-seat oil tank and
•	a unique swingarm design.

Basic specifications of the Diamondback cruiser are as follows:

•	Wheelbase length and rake:	69 inches, 38 degrees
•	Weight:	660 pounds
•	Seat height::	24 inches, adjustable
•	Engine type:	45° V-Twin, air cooled
•	Engine displacement:	152 cubic inches
•	Frame:	1 ½” tubular steel
•	Transmission/drive train:	6-speed, right-side drive
•	Final drive:	Belt
•	Rear-end suspension:	Adjustable air-ride system
•	Front-end suspension:	Inverted adjusted forks
•	Tires:	Metzeler – 120/70-21 front and 260/40-18 rear
•	Brakes:	4-piston caliper both front and rear
•	Power rating ranges:	144 ft lbs torque at 3,000 rpm

Viper Mamba

We are continuing the development of the Viper “Mamba,” a sleek and low-slung pro-street model with unique and aggressive styling features. We believe the Mamba will appeal to motorcyclists desiring an aggressive 21st century look.  We anticipate commencing commercial production and marketing of our Mamba model during the second half of 2012.

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

Sales and Marketing

We sell our motorcycles directly to our authorized Viper dealers. Our dealer network includes well-established, independent full-service dealers offering more than one motorcycle brand. We currently have four (4) Viper dealers located both nationally and internationally, all of which are experienced in selling and servicing premium heavyweight V-Twin motorcycles. We will continue to recruit additional qualified Viper dealers to attain our goal of having a complete worldwide distribution network. Our near-term marketing focus will emphasize dealer recruitment in regions of the country where we lack dealer representation.

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

We believe our established design and development systems, our professional and motivated in-house and outsourced personnel, and other development equipment and capabilities will enable us to timely design and develop new Viper products as needed to satisfy the changing needs and tastes of the custom cruiser market. Our design and development operations are conducted both through our in-house development department located in our Auburn, AL facility along with selected professional independent designers and developers.

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

Competition

The heavyweight motorcycle market is highly competitive, and most of our competitors have substantially greater financial, personnel, development, marketing and other resources than us, which puts us at a competitive disadvantage. Our major competitors have substantially larger sales volumes than we expect to ever realize and in most cases have greater business diversification. In our premium heavyweight motorcycle market, our main competitor is Harley-Davidson Motor Company, Inc. which dominates the market for V-Twin cruiser motorcycles.  Other significant competitors include Polaris with its Victory motorcycle line.  We also face particularly direct competition from a number of V-Twin custom cruiser manufacturers concentrating on the same upscale market niche where we are situated. These builders build “one-off” custom cruisers from non-branded parts and components available from third parties.  We also expect additional competitors to emerge from time to time in the future.   We believe that the principal competitive factors in our industry are styling, performance, quality, product pricing, durability, consumer preferences, marketing and distribution, brand awareness and the availability of support services. We cannot assure anyone that we will be able to compete successfully against current or future competitors or that the competitive pressures faced by us will not materially harm our operations, business and financial condition.

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

As required, we submit our Viper cruisers and their V-Twin engines to the various applicable governmental agencies and have satisfied their certification requirements and standards.  For this purpose, we retained a leading certified motorcycle testing lab.  We expect to incur ongoing costs to continue complying with motorcycle safety and emissions requirements. As new laws and regulations are adopted, we will assess their effects on current and future Viper motorcycle products.  Effective December 2008 the Company received the Certificate of Conformity with the Clean Air Act of 1990 from the U.S. Environmental Protection Agency.

Employees

We currently employ 12 persons including our management, development, marketing and administrative personnel.  We expect to continue to hire assembly and administrative personnel during 2012 to support our anticipated commercial production and sales of Viper cruisers. Other than these additional anticipated personnel, we do not anticipate needing any additional personnel during the next twelve months. None of our employees belongs to a labor union, and we consider our relationship with our employees to be good.

Item 2.    Description of Property

The Company currently does not own any real estate. All development, production, marketing and administrative operations of the Company are conducted from its Auburn, AL leased facilities.

Auburn, Alabama Facility

The Company completed its relocation to its headquarters and manufacturing operations from Hopkins, Minnesota to Auburn, Alabama.  The Company leases and occupies a modern facility in Auburn. The facility is customized to suit all of our motorcycle development, marketing, production and administrative functions.  This Auburn facility includes 63,000 square feet with ample future expansion capability.

The Company owns development and production equipment, computer and office equipment, and business vehicles, all of which have cost approximately $651,860. Leasehold improvements and some obsolete equipment were abandoned with the relocation from Hopkins, MN. Leasehold improvements of $90,446, with accumulated amortization of $87,332, were abandoned with the 2011 move to Auburn. In addition, various fixed assets of $223,941, with accumulated amortization of $220,966 were also impaired.

Item 3.    Legal Proceedings

In January 2011, Transactional Finance, LLC, as plaintiff, commenced a legal action against the Company, claiming that the Company owes the plaintiff approximately $98,000 in principal and accrued interest relating to a Promissory Note executed by the Company in 2007.  The Company has answered this claim and denied any liability regarding this Promissory Note on the grounds primarily due to lack of consideration by the plaintiff.  The Company will continue to defend and oppose this lawsuit. The Company has accrued for this contingency.

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

Item 4.    Mine Safety Disclosures ..

None.

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters.

Market Information

The Company’s common stock is traded in the over-the-counter (OTC) market under the symbol “VPWI.” The range of high and low bid prices of the Company’s common stock are as follows. These quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions, and are adjusted to reflect the 1 for 4 reverse stock split of September 2009.

Period	High Price(Bid)	Low Price(Bid)
April – June, 2010	$.850	$.810
July – September, 2010	$.910	$.830
October – December, 2010	$.700	$.600
January – March , 2011	$.690	$.130
April – June, 2011	$.670	$.350
July – September 2011	$.690	$.210
October – December, 2011	$.490	$.155
January – March, 2012	$.340	$.190

The closing sales price of our common stock on April 12, 2012 was $.33 per share.

 Reverse Stock Split

In September 2009, the Company effected a 1-for-4 reverse stock split whereby one post-split common share was issued for each four shares of common stock outstanding prior to the reverse split.  All common share references in this annual report have been adjusted to reflect this reverse stock split.

Shareholders

As of April 16, 2012, there were 461 shareholders of record holding common stock of the Company.

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

There were no issuer repurchases by the Company during the fiscal year ended December 31, 2011.

Equity Securities Sold by the Company

Following are all equity security transactions during the year ended December 31, 2011, involving sales not registered under the Securities Act of 1933:

Loan Transactions

The Company entered into nine (9) 60-day loan agreements from January through December 31, 2011. The total of the loans amounted to $425,000. The loans carry interest rates ranging from 10% to 12%. Each agreement also required the Company to issue 650,000 warrants to purchase shares of common stock at $.50 per share. The relative fair value method was used to allocate the proceeds between the warrants and the loans. The resulting debt discounts were then accreted over the life of the loans. These loans were subsequently converted into Convertible Preferred Stock at which time the unamortized discount was expensed.

On July 27, 2011, the Company entered into a two-year loan agreement with the Industrial Development Board of the City of Auburn, Alabama. The $200,000 loan was used to purchase new equipment. The new equipment will be used as collateral for the loan agreement. The loan carries a 3.25% interest rate payable in quarterly payments. Two principal payments of $100,000 are due on July 27, 2012 and 2013.

On September 19, 2011, the Company entered into a Convertible Promissory Note with Asher Enterprises, Inc. with a principal amount of $65,000. The term of the Note is nine months and the Note carries an 8% interest rate per annum, compounded annually. If the Note remains unpaid after one hundred and eighty (180) days from the Issue date, the holder has the option to convert the principal and accrued interest into shares of our Company stock at a conversion price equal to 58% of the “trading price” as described in the Note. These proceeds from this loan were used for both the purchase of inventory as well as Company operations.

On October 2, 2011, the Company renegotiated a $200,000 short-term loan agreement with Venture Banks. The loan carries a 5.5% interest rate, calculated and payable monthly, with a balloon payment due October 2, 2012. The loan is collateralized by CD’s owned by Robert Van Den Berg, a related party, who has also filed a UCC lien on the Company’s assets.

On November 21, 2011, the Viper Performance Company entered into a secured inventory financing agreement for $152,000 with Wayne Nelson and Patrick Moloney. The loan carries a 12.0% annual interest rate, calculated and payable quarterly, with a balloon payment due June 2012. 500,000 warrants were issued to purchase common stock for $0.15 per share with the loan agreement as finance fees. The loan is collateralized by inventory valued at $165,900 as of December 31, 2011.

Common Stock Transactions

During the period of January through March, 2011, the Company issued to nine (9) shareholders, 908,000 shares of common stock under $.50 private placements and 688,000 warrants to purchase common stock at prices ranging from $1.00 to $0.50 per share for $454,000 in cash. The Company performed Black-Scholes valuations for each transaction, with an allocation of the proceeds applied to the warrants.  The difference between the warrant allocation and the proceeds was allocated to the shares of common stock issued.

During the period of January through March, 2011, the Company issued to three (3) shareholders, 4,134 shares of common stock. The stock prices were used to value the stock issued for services on each relevant date.

On March 31, 2011, the Company issued to eight (8) warrant holders, 337,500 warrants to purchase common stock at prices ranging from $2.00 to $0.50 per share for services performed. The Company performed a Black-Scholes valuation for each transaction, a warrant allocation of the proceeds applied to the warrants.

During the period of April through June, 2011, the Company issued to three (3) shareholders, 170,000 shares of common stock under $.50 private placements and 170,000 warrants issued to purchase common stock for $0.50 per share for $85,170 in cash. The Company performed Black-Scholes valuations for each transaction, with an allocation of the proceeds applied to the warrants.  The difference between the warrant allocation and the proceeds was allocated to the shares of common stock issued.

During the period of April through June, 2011, the Company issued to four (4) shareholders, 280,000 shares of common stock. The stock prices were used to value the stock issued for services, on each relevant date.

During the period of July through September, 2011, the Company issued to two (2) shareholders, 300,000 shares of common stock under $.25 private placements for $75,000 in cash.

During the period of July through September, 2011, the Company issued to nine (9) shareholders, 3,855,000 shares of common stock for services. The value used was the market closing price on each applicable date.

During the period of October through December, 2011, the Company issued to twelve shareholders, 855,858 shares of common stock for services. The value used was the market closing price on each applicable date.

During the period of October through December, 2011, the Company issued to ten (10) shareholders, 3,500,000 shares of common stock under $.15 private placements along with 168,840 warrants to purchase common stock at prices ranging from $1.25 to $0.40 per share for $525,000 in cash.

Preferred Stock Transactions

During the period of April through June, 2011, the Company issued to 22 shareholders, 1,353,135 shares of preferred stock under $.75 private placements and 750,000 warrants issued to purchase common stock for $0.50 per share for $589,852 in cash and $425,000 of converted loans. The Company performed Black-Scholes valuations for each transaction, with an allocation of the proceeds applied to the warrants.  The difference between the warrant allocation and the proceeds was allocated to the shares of preferred stock issued.

During the period of July through September, 2011, the Company issued one (1) shareholder, 33,334 shares of preferred stock under $.75 private placements and 50,000 issued warrants to purchase common stock for $0.50 per share for $50,000 in cash. The Company performed Black-Scholes valuations for the transaction, with an allocation of the proceeds applied to the warrants.  The difference between the warrant allocation and the proceeds was allocated to the shares of preferred stock issued.

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

Item 7.    Management’s Discussion and Analysis and Plan of Operation.

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements”. Forward-looking statements sometimes include the words “may,” “will,” “estimate,” “intend,” “continue,” “expect,” “anticipate” or other similar words. Statements expressing expectations regarding our future and projections we make relating to products, sales, revenues and earnings are typical of such statements.

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

Results of Operations for the Fiscal Year Ended December 31, 2011 Compared to the Fiscal Year Ended December 31, 2010.

Revenues.     We reported revenue of $165,209 in 2011 compared to revenue of $35,768 in 2010 represented by the sale of motorcycles and motorcycle parts.  There were more motorcycles sold in 2011 as the Company moved to Auburn, Alabama and restarted operations.

Gross Profit.  Gross deficit 2011 was $329 on sales of seven motorcycles and costs associated with low volumes of production.  The gross profit for 2010 was $728 representing low volumes of production.  Low volume combined with charging off of obsolete and slow moving inventory, which resulted in low margins.

Research and Development.    Research and development costs were $69,585 in 2011 compared to $758,107 in 2010.  The decreased R&D costs in 2011 were due primarily from the shift from development cost with Ilmor Engineering to improve our V-Twin engine to production related activites.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses for the year 2011 were $3,136,316 compared to $1,710,174 for the same period of 2010. Our increased selling and general administrative expenses reflected the expenses incurred in relocating to Auburn and the hiring of new employees.

Loss from Operations.    Operational losses were $3,282,032 in 2011 compared to $2,677,181 for 2010. This increase was due primarily to expenses reflecting the expenses incurred in relocating to Auburn and the hiring of new employees.

Interest Expense.    Interest expense was $59,444 in 2011 compared to $268,775 in 2010. The decrease reflects a number of loan conversions to common and preferred stocks.

 Plan of Operation

Our long-term business strategy or goal is to become a leading developer and supplier of premium V-Twin heavyweight motorcycles, V-Twin engines, and ancillary motorcycle aftermarket products. In implementing this strategy, we intend to execute the following matters during the next twelve months:

Continue commercializing the Diamondback & Mamba – Our primary focus during 2011 was to complete implementing and improving production operations for our motorcycle products to be manufactured by us effectively on a commercial scale. We have completed a production assembly line including shelving, railings and individual station equipment necessary for efficient factory production operations. We also have obtained all vendors, suppliers or subcontract third parties needed for obtaining components, parts and raw materials for our motorcycles and having them painted after assembly, and we will continue to identify and obtain alternate sources for material components.

Continue Design and Development – We will complete to develop and test our Mamba model and a Viper three-wheeled “trike” in order to offer the Mamba commercially as soon as possible in 2012 and the “trike” soon thereafter.

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

Market and Sell Ancillary Viper Products – In 2012, we intend to commence marketing and sales of a variety of ancillary products under our Viper brand, particularly in the large custom cruiser aftermarket. We expect our primary aftermarket sales will be our line of powerful Viper V-Twin engines, and during 2012 we anticipate obtaining substantial revenues from Viper engine sales in this active aftermarket.  We also will outsource production of ancillary Viper items from third-party suppliers including various motorcycle parts and accessories, apparel, and other Viper branded merchandise. For example, we have obtained a source to provide us with a line of Viper branded apparel. Our ancillary Viper products will be sold through multiple marketing channels including Viper dealers, independent aftermarket catalogs and our website.

 Liquidity and Capital Resources

Since our inception, we have financed our development, capital expenditures and working capital needs primarily through the sale and issuance of our capital stock or through loans from our principal shareholders. Financing through issuance of our common or preferred stock has included private placements for cash, common stock issued to satisfy accounts payable, and common and preferred stock issued to convert outstanding loans and other liabilities into capital stock of our company. We have raised a total of approximately $13 million through the sale of our common stock in private placements, and at least $6.5 million in loans from our management or principal shareholders.

We have also relied on satisfying substantial employee compensation, consulting fees, product development, marketing, administrative expenses and shareholder notes directly through issuance of our common stock. From inception through the end of 2011, we paid a total of approximately $10.6 million for such expenses with our capital stock.

Future Liquidity

Based on our current cash position, private placement subscriptions and anticipated revenues from product sales, we believe we will be able to fund our ongoing operations until at least the summer of 2012. To provide working capital and funding for increased motorcycle engine and component inventories to support anticipated growth thereafter, however, we will need to obtain substantial additional financing through loans and/or sales of our equity securities. Although we believe such additional financing will be available to us as needed, there is no assurance we will raise any such additional funds on terms acceptable to us, or at all, or that any future financing transactions will not be dilutive to our stockholders.

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

Revenue Recognition – Our sales since inception have all been to dealers. We recognize revenue for sales to dealers when the following has occurred:

•	the sales price is fixed or determinable
•	motorcycle products are delivered, which is upon shipment;
•	title to products passes to the dealer, also upon shipment; and
•	collection is reasonably assured.

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

The report of our independent registered public accounting firm on our financial statements at December 31, 2011 raises doubts about our ability to continue as a going concern based on our losses since inception.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. As described above, we believe our current capital is insufficient to sustain our current operations for the next 12 months and we will need to raise additional financing in order to continue to implement our business model.  If such funds are not available to us as needed, we may be forced to curtail our growth plans and our ability to grow our company will be in jeopardy.  In such event, we may not be able to continue as a going concern.

We have a limited operating history primarily involved in product development, and we have only generated limited commercial revenues to date.

From our inception in late 2002 through December 31, 2011, we have experienced cumulative losses of approximately $40.8 Million, and we will continue to incur losses until we produce and sell our motorcycle products in sufficient volume to attain profitability, which there is no assurance will ever happen. Our operations are particularly subject to the many risks inherent in the early stages of a business enterprise and the uncertainties arising from only a limited commercial operating history. There can be no assurance that our business plan will prove successful.

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

In our premium heavyweight motorcycle market, our main competitor is Harley-Davidson Inc. which dominates the market for V-Twin cruiser motorcycles. Other significant competitors include Polaris with its Victory motorcycle line. We also face particularly direct competition from a number of V-Twin custom cruiser manufacturers concentrating on the same upscale market niche where we are situated. These competitors are small companies and individuals throughout the country which build "one-off" custom cruisers from non-branded parts and components available from third parties. We also expect additional competitors to emerge from time to time in the future. There is no assurance that we will be able to compete successfully against current and future competitors.

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

Under our Articles of Incorporation we are authorized to issue up to 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. Our board of directors has the sole authority to issue remaining authorized capital stock without further shareholder approval. To the extent that additional authorized preferred or common shares are issued in the future, they will decrease existing shareholders’ percentage equity ownership and, depending upon the prices at which they are issued, could be dilutive to existing shareholders.

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

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our Principal Executive Officer and Chief Financial Officer concluded, as of the Evaluation Date, that our disclosure controls and procedures are not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Principal Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. During the preparation of our 2011 Form 10-K, management was made aware of certain disclosures in 2011 that while made, were not made timely enough to be in compliance with the Exchange Act. To remediate this material weakness in disclosure controls and procedures, the Company will establish enhanced practices to ensure that all transactions that may potentially fall under the disclosure rules are reported in a timely fashion. In addition, during 2011 and 2012, management restated its 2010 10-K. Management corrected various statements and policies within the 10-K. Also, the Company reevaluated the classification of its warrants based in ASC 815-40-25-7 through 815-40-25-35. The reevaluation resulted in a classification of the warrants as equity rather than a liability.

Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)).  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.  Based on this evaluation, our management concluded that, as of December 31, 2011, our internal control over financial reporting was not effective based on those criteria.  The following material weaknesses were identified from our evaluation:

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm due to the small size of the Company.

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

Name	Age	Position
John R. Silseth II	48	Chief Executive Officer and Director
Robert O. Knutson	75	Director and Secretary
Timothy C. Kling	53	Chief Financial Officer and Treasurer
Robert Van Den Berg	77	Director
Grant Lynch	58	Director
Tim Wellborn	53	Director
James Shields	53	Director

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

Timothy C. Kling has been the Chief Financial Officer of the Company since July 2011. From 2004 through June 2011, Mr. Kling served as Chief Financial Officer of Lehman Trikes, Inc., a listed Canadian public company which is a leading manufacturer of three-wheeled “trike” motorcycles, and he has over 20 years extensive experience with financial, accounting and information systems as well as public company financial reporting and disclosures. Mr. Kling holds certified designations as both a Certified Public Accountant (CPA) and a Certified Management Accountant.

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

Grant Lynch is the Chairman of Talladega Superspeedway and Vice president of Strategic Projects for International Speedway Corporation (ISC). Grant came to Talladega in 1993 after 11 years with R.J. Reynolds Tobacco Co., where in his last post as senior manager of operations and public relations, he managed the Company's involvement in NASCAR Winston Cup.

Tim Wellborn is the past CEO and owner of Wellborn Forest Products, and is the owner of the Wellborn Muscle Car Museum which houses the world's largest Mopar classic car collection. Mr. Wellborn has served on the Talladega International Motorsports Hall of Fame Board of Directors since 1985. In 2008 Tim was presented with the prestigious Lee Iacocca Award.

James Shields is a senior partner in the Texas Law Firm Shields, Britton & Fraser. The firm’s area of expertise is Litigation, Real Estate, Estate Planning, Bankruptcy, Employment Matters, and Mergers & Acquisitions.

Audit Committee

We do not have a separately designated audit committee, but rather our entire Board of Directors serves as our audit committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Based upon a review of copies of reports furnished to us during our fiscal year ended December 31, 2011, which are required to be filed under Section 16(a) of the Securities Exchange Act of 1934, we know of no director, officer, or beneficial owner of more than 10% of our common stock who failed to file on a timely basis any report required by Section 16(a).

Code of Ethics

We have adopted a Code of Ethics that applies to our principal executive officer, our principal financial and accounting officer, or persons performing similar functions. We will provide any person without charge who requests, a copy of our Code of Ethics. Any copy requests may be directed to Viper Powersports Inc., 2458 West Tech Lane, Auburn, AL, 36832 in care of John Silseth.

Item 11.    Executive Compensation

The following table sets forth the executive compensation of the executive officers of the Company during the two fiscal years ended December 31, 2010 and 2011.

SUMMARY COMPENSATION TABLE

Name and Position	Year	Salary ($)	Stock Awards (Shares)

John Silseth Chief Executive Officer	2011	$126,750	2,500,000
	2010	$102,000
Terry Nesbitt, President, Viper Motorcycle Co. Resigned June 30, 2011	2011	$57,333	25,000
	2010	$86,000
Timothy Kling Chief Financial Officer Effective July 1, 2011	2011	$64,674	200,000
Jerome Posey Chief Financial Officer	2011	$64,694
Through June 30, 2011	2010	$75,000

Options/SAR Grants

The Company does not have any employee stock options or grants outstanding.

Compensation of Directors

 No compensation was paid by the Company to its directors for their services as a director during 2011.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stock Matters.

The following table sets forth as of December 31, 2011 certain information regarding beneficial ownership of the common stock of the Company by (a) each person or group known by the Company to be the beneficial owner of more than 5% of the outstanding common stock of the Company, (b) each director and executive officer of the Company, and (c) all directors and executive officers of the Company as a group. Each shareholder named in the below table has sole voting and investment power with respect to shares of common stock shown in the table. Shares underlying any options or warrants included in the table are all currently exercisable. Unless otherwise indicated, the address of each listed shareholder is 2458 West Tech Lane, Auburn, AL 36832.

Shareholder	Shares Owned Beneficially	Percent of Class

Title of Class – Common Stock

Robert O. Knutson	162,356	.6%
John R. Silseth II	2,500,000	9.1%
Robert Van Den Berg	252,356	.9%
Grant Lynch	700,000	2.5%
Tim Wellborn	250,000	.9%
James Shield	1,000,000	3.6%
Timothy C. Kling	200,000	.7%

All directors and officers as a group (7persons)	5,064,712	18.3%

Item 13.    Certain Relationships and Related Transactions.

Following are certain material transactions during the past two years between the Company and any of its directors, executive officers, and principal shareholders:

The Company has issued warrants to David Palmlund III for providing us with financing services, which warrants have granted him the right to purchase a total of 56,250 of our common shares exercisable at $.625 per share for a five-year term expiring in 2012 .

Robert Van Den Berg, a director of the Company, guaranteed a $200,000 credit facility we obtained from a banking institution, which was established in order to purchase inventory parts and components for upcoming commercial production of Viper motorcycles.

The Company entered into a loan conversion agreement with Robert Van Den Berg. The Company converted $50,000 of its outstanding loan for preferred shares and extended $80,000 of the remaining loan.

Item 14.    Principal Accountant Fees and Services.

Pre-Approval of Audit Fees

Our Board of Directors is responsible for pre-approving all audit and permitted non-audited services to be performed for us by our independent registered public accounting firm or any other auditing or accounting firm.

Auditor Fees

Child, Van Wagoner & Bradshaw, PLLC acted as our independent accounting firm for the fiscal years ended December 31, 2011 and 2010, including performing our audits for these two fiscal years and reviews of our quarterly financial statements for this two-year period.  The aggregate fees billed by Child, Van Wagoner & Bradshaw, PLLC for such services are as follows:

	Fiscal 2011	Fiscal 2010
Audit and review fees	$34,103	$44,417
Tax fees	$0	$0
All other fees	$0	$0

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

VIPER POWERSPORTS INC. (Registrant)

By:	/s/ John R. Silseth
John R. Silseth - Chief Executive Officer

Date:	April 16, 2012

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ John R. Silseth
John R. Silseth – Director

Date:	April 16, 2012

By:	/s/ Robert O. Knutson
Robert O. Knutson – Director

Date:	April 16, 2012

By:	/s/ Robert Van Den Berg
Robert Van Den Berg – Director

Date:	April 16, 2012

By:	/s/ Grant Lynch
Grant Lynch – Director

Date:	April 16, 2012

By:	/s/ Tim Wellborn
Tim Wellborn – Director

Date:	April 16, 2012

By:	/s/ James Shields
James Shields – Director

Date:	April 16, 2012

By:	/s/ Timothy C. Kling
Timothy C. Kling – Chief Financial Officer

Date:	April 16, 2012

Viper Powersports Inc.

(A Development Stage Company)

Consolidated Financial Statements

For the Years Ended

December 31, 2011 and 2010

Viper Powersports Inc.

(A Development Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors

Viper Powersports, Inc.

Auburn, Alabama

We have audited the accompanying consolidated balance sheets of Viper Powersports, Inc. (the Company) and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended and for the period of November 18, 2002 (inception) through December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Viper Powersports, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, and for the period of November 18, 2002 (inception) through December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses from operations, has a liquidity problem, and requires additional funds for its operational activities. These factors raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Child, Van Wagoner & Bradshaw, PLLC
Child, Van Wagoner & Bradshaw, PLLC
Salt Lake City, Utah
April 16, 2012

Viper Powersports Inc.

(A Development Stage Company)

Consolidated Balance Sheets

	December 31, 2011	December 31, 2010
ASSETS
Current assets
Cash	$27,896	$15,579
Accounts receivable	8,803	1,330
Inventory and supplies	523,174	190,930
Prepaid expenses and other assets	101,602	-
Total current assets	661,475	207,839

Fixed assets:
Office and computer equipment	96,733	124,100
Manufacturing and development equipment	242,835	272,254
Vehicles	248,937	101,799
Leasehold improvements	63,363	90,446
Subtotal	651,868	588,599
Accumulated depreciation	(140,715)	(507,989)
Total fixed assets	511,153	80,610

Other assets:
Rental deposit	13,400	4,010
Long term inventory	-	431,261
Total other assets	13,400	435,271

Total assets	$1,186,028	$723,720

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$222,319	$132,512
Accrued liabilities	205,091	181,325
Notes payable, less discount of $31,379	233,621	129,000
Notes payable – related party, less discount of $56,889	175,111	304,513
Current portion of long-term liabilities	100,000	-
Total current liabilities	936,142	747,350

Long-term liabilities
Note payable	170,000	-
Total long-term liabilities	170,000	-

Total liabilities	1,106,142	747,350

Stockholders' equity (deficit)
Preferred stock; $0.001 par value; 20,000,000 shares authorized, 1,386,469 and 0 issued and outstanding, respectively	1,386	-
Common stock; $0.001 par value; 100,000,000 shares authorized, 28,692,252 and 17,719,280 issued and outstanding, respectively	28,692	17,719
Additional paid-in capital	40,812,394	36,549,869
Accumulated deficit	(40,762,586)	(36,591,218)

Total Stockholders' Equity (Deficit)	79,886	(23,630)

Total liabilities and stockholders' equity (deficit)	$1,186,028	$723,720

See notes to consolidated financial statements.

Viper Powersports Inc.

(A Development Stage Company)

Consolidated Statements of Operations

	Year Ended December 31, 2011	Year Ended December 31, 2010	Cumulative from November 18, 2002 (Date of Inception) through December 31, 2011

Revenues (net of returns)	$165,209	$35,768	$1,255,071
Cost of revenues	165,538	35,040	1,212,135
Gross profit	(329)	728	42,936

Operating expenses
Research and development costs	69,585	758,107	6,100,384
Selling, general and administrative	3,136,316	1,710,174	23,492,604
Loss on impairment and charge-off of assets and inventory	75,802	209,628	7,657,119

Total operating expenses	3,281,703	2,677,909	37,250,107

Loss from operations	(3,282,032)	(2,677,181)	(37,207,171)

Other income (expense)
Interest expense	(59,444)	(268,775)	(1,578,350)
Gain sale of assets	-	-	(18,994)
Accretion of debt discount	(83,304)	(647,804)	(609,668)
Beneficial conversion features	(227,419)	(401,069)	(731,108)
Financing cost relating to debt discount	(183,566)	(426,102)	(628,488)
Other income	2,905	1,746	349,701

Total other income (expense)	(550,828)	(1,742,004)	(3,216,907)

Net loss	(3,832,860)	(4,419,185)	(40,424,078)

Deemed dividend of preferred stock	(338,508)	-	(338,508)
Net loss attributed to common shareholders	$(4,171,368)	$(4,419,185)	$(40,762,586)

Loss per common share – basic and diluted	$(0.19)	$(0.31)

Weighted average common shares outstanding – - basic and diluted	20,493,779	14,210,267

See notes to consolidated financial statements.

Viper Powersports Inc.

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity (Deficit)

For the Period from November 18, 2002 (Inception) to December 31, 2011

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance at November 18, 2002 (Inception)	-	$-	-	$-	$-	$-	$-
Common stock for services and accounts payable - $.40/share			106,250	170,000			170,000
Common stock for cash at $.40/share			73,620	117,791			117,791
Net loss from inception through December 31, 2002					-	(344,612)	(344,612)
Balances at December 31, 2002	-	-	179,870	287,791	-	(344,612)	(56,821)
Common stock for services at $.40 to $1.00 /share			304,813	1,095,500			1,095,500
Common stock for cash at $.40/share			213,881	342,209			342,209
Common stock for services and accounts payable - $2.00/share			10,625	85,000			85,000
Common stock for cash at $2.00/share net of issuance costs			114,350	884,549			884,549
Value of warrants issued with convertible debt			-	110,168			110,168
Net loss for the year ended December 31, 2003					-	(2,999,735)	(2,999,735)
Balances at December 31, 2003	-	-	823,539	2,805,217	-	(3,344,347)	(539,130)
Value of warrants issued with convertible debt				22,033			22,033
Common stock for cash at $2.50/share			24,500	245,000			245,000
Common stock for services and software at $2.50/share			15,250	152,500			152,500
Common stock for employment agreement services at $2.50/share			43,750	437,500			437,500
Common stock issued with May 2004 notes at $2.50/share			33,334	333,335			333,335
Common stock grants to employees at $2.50/share			47,425	474,250			474,250
Value of warrants and options issued for services				175,363			175,363
Net loss for the year ended December 31, 2004						(5,761,208)	(5,761,208)
Balances at December 31, 2004	-	-	987,798	4,645,198	-	(9,105,555)	(4,460,357)
Common stock for cash at $2.50/share			76,303	763,030			763,030
Common stock for payables and debt converted at $2.50/share			281,339	2,813,379			2,813,379
Preferred stock for outstanding debt converted at $2.50/share	195,750	1,957,500					1,957,500
Value of warrants and option issued for services				497,700			497,700
Common stock for engine development technology (Note 3)			749,144	7,491,437			7,491,437
Recapitalization from March 31, 2005 reverse merger (Note 4)		(1,957,304)	153,268	(16,208,496)	18,165,800		-
Common stock for cash at $3.90/share , net of offering costs of $513,124			250,010	250	3,386,774		3,387,024
Common stock issued for SEDA equity agreement			33,730	34	749,966		750,000
Net loss for the year ended December 31, 2005						(4,986,019)	(4,986,019)
Balances at December 31, 2005	195,750	196	2,531,592	2,532	22,302,540	(14,091,574)	8,213,694
Preferred stock converted to common stock at $1.25/share	(195,750)	(196)	391,500	392	(196)		-
Common stock for cash at $.75/share			43,333	43	129,957		130,000
Conversion of notes payable at $1.25/share			447,567	448	2,237,388		2,237,836
Conversion of notes payable at $.75/share			171,119	171	513,185		513,356
Dividends for preferred converted at $1.25/share			52,257	52	261,234		261,286
Net loss for the year ended December 31, 2006						(11,223,733)	(11,223,733)
Balances at December 31, 2006	-	-	3,637,368	3,638	25,444,108	(25,315,307)	132,439
Common stock for cash at $.75/share			532,792	533	1,588,468		1,589,001
Common stock for services at $.75/share			276,501	276	734,724		735,000
Net loss for the year ended December 31, 2007						(2,400,853)	(2,400,853)
Balances at December 31, 2007	-	-	4,446,661	4,447	27,767,300	(27,716,160)	55,587
Common stock for services			531,084	531	482,100		482,631
Common stock for cash			2,080,417	2,080	1,354,920		1,357,000
Common stock for conversion of debt			663,000	663	528,837		529,500
Net loss for the year ended December 31, 2008						(2,011,494)	(2,011,494)
Balances at December 31, 2008	-	-	7,721,162	7,721	30,133,157	(29,727,654)	413,224
Reconciliation adjustment			236,171	236	52,264		52,500
Stock warrants issued for services					25,498		25,498
Common stock for services			2,231,449	2,231	881,349		883,580
Common stock for inventory			62,500	63	24,937		25,000
Common stock for cash			2,925,000	2,925	978,719		981,644
Common stock for conversion of debt			225,000	225	89,775		90,000
Common stock issued for rounding with 4-to-1 reverse stock split			7,690	8	(8)		-
Net loss for the year ended December 31, 2009						(2,444,379)	(2,444,379)
Balances at December 31, 2009	-	-	13,408,972	13,409	32,185,691	(32,172,033)	27,067
Common stock for cash			1,905,200	1,905	731,148		733,053
Common stock for services			80,000	80	90,420		90,500
Common stock for conversion of debt			2,133,333	2,133	1,347,866		1,349,999
Stock warrants issued with common shares					564,987		564,987
Stock warrants issued with debt					427,700		427,700
Common stock issued for retirement of debt and interest			191,775	192	123,622		123,814
Beneficial conversion features					401,069		401,069
Stock warrants issued with Finder’s fees					270,102		270,102
Warrants granted for inducement to convert loans					407,264		407,264
Net loss for the year ended December 31, 2010						(4,419,185)	(4,419,185)
Balances at December 31, 2010	-	-	17,719,280	17,719	36,549,869	(36,591,218)	(23,630)
Common stock for cash and conversion of debt			5,978,000	5,978	730,415		736,393
Common stock for services			4,994,972	4,995	1,196,347		1,201,342
Preferred stock for cash and conversion of debt	1,386,469	1,386			1,038,465		1,039,851
Beneficial conversion features					258,799		258,799
Stock warrants issued with common shares					280,094		280,094
Stock warrants for services					179,443		179,443
Stock warrants issued with debt					240,454		240,454
Deemed preferred dividend					338,508	(338,508)	-
Net loss for the year ended December 31, 2011						(3,832,860)	(3,832,860)
Balances at December 31, 2011	1,386,469	$1,386	28,692,252	$28,692	$40,812,394	$(40,762,586)	$79,886

See notes consolidated financial statements.

Viper Powersports Inc.

(A Development Stage Company)

Consolidated Statements of Cash Flows

	Year Ended December 31, 2011	Year Ended December 31, 2010	Cumulative from November 18, 2002 (Date of Inception) through December 31, 2011
Cash flows from operating activities:
Net loss	$(3,832,860)	$(4,419,185)	$(40,424,078)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	46,158	36,837	623,659
Common stock and warrants issued for compensation and expenses	1,380,785	90,500	10,004,321
Beneficial conversion feature on convertible loan	227,419	401,069	628,488
Accretion of debt discount	183,566	427,700	611,266
Amortization of loan costs	83,304	426,102	509,406
Bad debt expense	-	105,707	105,707
Warrants issued for inducement to convert debt	-	407,264	407,264
Impairment loss-inventory and fixed assets	75,802	209,628	7,657,119
Common stock issued to convert debt	75,000	123,814	198,814
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, net of bad debts	(7,473)	106,968	(114,447)
Decrease (increase) in inventory and supplies, net of obsolescence	(144,893)	(290,850)	(971,207)
Decrease (increase) in prepaids and other	(110,992)	60,240	(164,015)
Decrease (increase) in accounts payable	89,807	(125,556)	528,594
Increase (decrease) in accrued liabilities	(4,204)	55,713	31,582
Net cash provided by (used in) operating activities	(1,938,581)	(2,384,049)	(20,367,527)

Cash flows from investing activities:
Loss from sale of fixed assets	-	-	18,994
Funding from Thor Performance for engine development	-	-	150,000
Purchase of intellectual property	-	-	(35,251)
Purchase of fixed assets	(308,592)	(2,760)	(1,135,278)
Net cash provided by (used in) investing activities	(308,592)	(2,760)	(1,001,534)

Cash flows from financing activities:
Net proceeds from sale of preferred stock	613,465	-	613,465
Net proceeds from sale of common stock	892,871	1,298,040	12,810,659
Net proceeds from note payable	690,000	1,250,000	2,542,169
Net proceeds from note payable – related parties	202,000	-	6,643,046
Payments on note payable	(59,000)	(50,921)	(299,626)
Payments on capital leases	-	(4,052)	(642,069)
Payments for loan costs	(55,333)	(156,000)	(211,333)
Payment on notes payable – related party	(24,513)	(34,841)	(59,354)
Net cash provided by (used in) financing activities	2,259,490	2,302,226	21,396,957

Net change in cash and cash equivalents	12,317	(84,583)	27,896
Cash, beginning of period	15,579	100,162	-
Cash, end of period	$27,896	$15,579	$27,896

Supplemental Non-Cash Financing Activities and Cash Flow Information:
Preferred stock issued for debt	$425,000	$-	$425,000
Common stock issued for debt and expenses	$325,000	$-	$10,057,009
Common stock issued for engine development technology and engine development obligation of $150,000	$-	$-	$7,341,437
Stock warrants issued with convertible debt	$-	$163,000	$163,000
Stock warrants issued with short-term loans	$75,000	$131,450	$206,450
Stock warrants as prepaid finder’s fee	$100,000	$151,102	$251,103
Equipment acquired via capital lease	$-	$-	$304,740
Inventory transferred to fixed assets	$168,108	$-	$168,108
Interest converted to common stock	$-	$121,855	$786,992

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

The Company is a development stage company engaged in design and development of premium V-Twin cruiser motorcycles. The Company has sold its capital stock and debt securities in various private placements to fund its development, marketing and other operations. The Company also has issued substantial shares of its common stock to compensate officers and other employees, consultants, and vendors, and to satisfy outstanding debt and other obligations. The Company continues to rely upon loans and sales of its equity securities to fund current operations.  The Company facility is located in Auburn, Alabama in a 63,000 sq ft plant which will allow us to grow based on our forecasted production schedule.

Viper Powersports Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

1.	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Going Concern – The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has incurred an accumulated deficit of $40,424,077 since inception, and currently has limited sales. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the production of its motorcycles. Management has plans to seek additional capital through private placements of its capital stock. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Principles of Consolidation – The consolidated financial statements include the accounts of Viper Powersports Inc. and its wholly-owned subsidiaries, Viper Motorcycle Company and Viper Performance Inc. All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates – The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.  Significant estimates that could change in the near term are warrants, inventory obsolescence and impairment.

Loss Per Share – Basic and diluted net loss per common share is computed using the net loss applicable to common shareholders and the weighted average number of shares of common stock outstanding. Diluted net loss per common share does not differ from basic net loss per common share since potential shares of common stock from conversion of debt and the exercise of warrants and options are anti-dilutive for all periods presented.  The fully diluted shares would be 40,667,071.

Inventories – Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method (FIFO). Demonstration motorcycles are stated at manufacturing cost and reserves are recorded to state the demonstration motorcycles at net realizable value

The Company reviews inventory for obsolescence and excess quantities to determine that items deemed obsolete or excess are appropriately reserved.  Components of inventory at December 31, 2011 are as follows;

Raw materials	$334,875
Work-in-process	37,660
Finished Goods	150,639
$523,174

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

Revenue Recognition – The Company conducts its sales through a network of independent dealers, and the Company recognizes revenue for sales to dealers after the following has taken place:

•	the sales price is fixed or determinable
•	motorcycle products are delivered, which is upon shipment;
•	title to products passes to the dealer, also upon shipment; and
•	collection is reasonably assured.

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

Warranty information is detailed in the following table:

	December 31, 2011	December 31, 2010
Beginning balance	$28,996	$36,531
Addition to Reserve	3,362	0
Warranty payments	(496)	(7,565)
Ending balance	$31,832	$28,966

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

Income Taxes – Income taxes are accounted for under the asset and liability method. Deferred income taxes, if any, are recognized for the difference between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Deferred income taxes, if any, will be recorded at the tax rates expected to be in effect when amounts are to be included in future taxable income. A valuation allowance is recorded to reduce the deferred tax assets to the amounts believed to be realizable. Due to the uncertainty regarding the Company’s future profitability, the future tax benefits of its net operating losses (NOL) have been fully reserved and no net tax benefit has been recorded in these financial statements.  Cumulative NOL’s at December 31, 2011 of approximately $31,000,000 begin to expire in 2022.  Deferred tax assets of approximately $13,900,000 have been offset completely by a valuation allowance.  There are no other significant components of deferred tax assets or liabilities.

A reconciliation of the income tax benefit using federal statutory rates applied to pre-tax losses is as follows;

	2011	2010

Income Tax Benefit at effective federal statutory rate of 35%	$(1,341,501)	$(1,546,715)
State income taxes (benefit)	(375,620)	(397,727)
Non-deductible impairment losses, accretion and financing expenses paid for with stock and warrants	239,636	377,100
Change in valuation allowance	1,477,485	1,567,342
Income Tax Benefit:	$0	$0

The Company has no tax position for which the ultimate deductibility is certain but for which there is uncertainty about the timing of such deductibility.  The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the year ended December 31, 2011, the Company recognized no interest or penalties.  The Company had no accruals for interest and penalties at December 31, 2011 or 2010.  Open years subject to investigation of the Company’s federal income tax returns extend from 2008 to 2011.

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

Recently Issued Accounting Pronouncements

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

In June 2011, the FASB issued an update to Presentation of Comprehensive Income, that requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance eliminates the option to present the components of other comprehensive income as part of the statement of equity. The guidance is effective for us in the first quarter of fiscal year 2013. We do not expect the adoption of this update to have a material impact on our consolidated results of operations and financial condition.

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

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update, Testing Goodwill for Impairment (the “Revised Standard”). The Revised Standard is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. The Revised Standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Entities considering early adoption should begin assessing relevant factors for the qualitative assessment. An entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. We are currently evaluating the early adoption option. We do not expect the adoption or early adoption of this update to have an impact on our consolidated results of operations and financial condition.

None of these recently issued pronouncements are expected to have a material impact on the Company’s financial reporting.

Reclassification:

Certain items for 2010 have been reclassified to conform to the 2011 presentation.

Viper Powersports Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

2.	EQUITY FINANCING AGREEMENTS

Following are all equity security transactions during the year ended December 31, 2011 involving sales not registered under the Securities Act of 1933:

Loan Transactions

The Company entered into nine (9) 60-day loan agreements from January through December 31, 2011. The total of the loans amounted to $425,000. The loans carry interest rates ranging from 10% to 12%. Each agreement also required the Company to issue 650,000 warrants to purchase shares of common stock at $.50 per share. The relative fair value method was used to allocate the proceeds between the warrants and the loans. The resulting debt discounts were then accreted over the life of the loans. These loans were subsequently converted into Convertible Preferred Stock at which time the unamortized discount was expensed.

On July 27, 2011, the Company entered into a two-year loan agreement with the Industrial Development Board of the City of Auburn, Alabama. The $200,000 loan was used to purchase new equipment. The new equipment will be used as collateral for the loan agreement. The loan carries a 3.25% interest rate payable in quarterly payments. Two principal payments of $100,000 are due on July 27, 2012 and 2013.

On September 19, 2011, the Company entered into a Convertible Promissory Note with Asher Enterprises, Inc. with a principal amount of $65,000. The term of the Note is nine months and the Note carries an 8% interest rate per annum, compounded annually. If the Note remains unpaid after one hundred and eighty (180) days from the Issue date, the holder has the option to convert the principal and accrued interest into shares of our Company stock at a conversion price equal to 58% of the “trading price” as described in the Note. These proceeds from this loan were used for both the purchase of inventory as well as Company operations.

On October 2, 2011, the Company renegotiated a $200,000 short-term loan agreement with Venture Banks. The loan carries a 5.5% interest rate, calculated and payable monthly, with a balloon payment due October 2, 2012. The loan is collateralized by CD’s owned by Robert Van Den Berg, a related party, who has also filed a UCC lien on the Company’s assets.

On November 21, 2011, the Viper Performance Company entered into a secured inventory financing agreement for $152,000 with Wayne Nelson and Patrick Moloney. The loan carries a 12.0% annual interest rate, calculated and payable quarterly, with a balloon payment due June 2012. 500,000 warrants were issued to purchase common stock for $0.15 per share with the loan agreement as finance fees. The loan is collateralized by inventory valued at $165,900 as of December 31, 2011.

Common Stock Transactions

During the period of January through March, 2011, the Company issued to nine (9) shareholders, 908,000 shares of common stock under $.50 private placements and 688,000 warrants to purchase common stock at prices ranging from $1.00 to $0.50 per share for $454,000 in cash. The Company performed Black-Scholes valuations for each transaction, with an allocation of the proceeds applied to the warrants.  The difference between the warrant allocation and the proceeds was allocated to the shares of common stock issued.

During the period of January through March, 2011, the Company issued to three (3) shareholders, 4,134 shares of common stock. The stock prices were used to value the stock issued for services on each relevant date.

On March 31, 2011, the Company issued to eight (8) warrant holders, 337,500 warrants to purchase common stock at prices ranging from $2.00 to $0.50 per share for services performed. The Company performed a Black-Scholes valuation for each transaction, a warrant allocation of the proceeds applied to the warrants.

During the period of April through June, 2011, the Company issued to three (3) shareholders, 170,000 shares of common stock under $.50 private placements and 170,000 warrants issued to purchase common stock for $0.50 per share for $85,170 in cash. The Company performed Black-Scholes valuations for each transaction, with an allocation of the proceeds applied to the warrants.  The difference between the warrant allocation and the proceeds was allocated to the shares of common stock issued.

During the period of April through June, 2011, the Company issued to four (4) shareholders, 280,000 shares of common stock. The stock prices were used to value the stock issued for services, on each relevant date.

Viper Powersports Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

During the period of July through September, 2011, the Company issued to two (2) shareholders, 300,000 shares of common stock under $.25 private placements for $75,000 in cash.

During the period of July through September, 2011, the Company issued to nine (9) shareholders, 3,855,000 shares of common stock for services. The value used was the market closing price on each applicable date.

During the period of October through December, 2011, the Company issued to twelve shareholders, 855,858 shares of common stock for services. The value used was the market closing price on each applicable date.

During the period of October through December, 2011, the Company issued to ten (10) shareholders, 3,500,000 shares of common stock under $.15 private placements along with 168,840 warrants to purchase common stock at prices ranging from $1.25 to $0.40 per share for $525,000 in cash.

Preferred Stock Transactions

During the period of April through June, 2011, the Company issued to 22 shareholders, 1,353,135 shares of preferred stock under $.75 private placements and 750,000 warrants issued to purchase common stock for $0.50 per share for $589,852 in cash and $425,000 of converted loans. The Company performed Black-Scholes valuations for each transaction, with an allocation of the proceeds applied to the warrants.  The difference between the warrant allocation and the proceeds was allocated to the shares of preferred stock issued.

During the period of July through September, 2011, the Company issued one (1) shareholder, 33,334 shares of preferred stock under $.75 private placements and 50,000 issued warrants to purchase common stock for $0.50 per share for $50,000 in cash. The Company performed Black-Scholes valuations for the transaction, with an allocation of the proceeds applied to the warrants.  The difference between the warrant allocation and the proceeds was allocated to the shares of preferred stock issued.

Viper Powersports Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

3.	PURCHASE OF ENGINE DEVELOPMENT TECHNOLOGY

Effective March 31, 2005, Viper Powersports Inc., acquired substantial motorcycle engine technology and related assets from Thor Performance Inc., a Minnesota corporation. These assets were acquired in exchange for 749,144 shares of common stock of Viper Powersports Inc. issued to Thor Performance, Inc. The Company valued the engine development technology at $10.00 per share and capitalized $7,341,438 for the value of the motorcycle engine development.

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

In accordance with SFAS 2, Accounting for Research and Development Costs,” and SFAS 142, “Goodwill and Other Intangible Assets,” the Company’s policy is to capitalize costs incurred in connection with the purchase, from outside parties, of new engine development technology. Any internally developed technology would be classified as research and development, and would be immediately expensed. During 2005 the Company capitalized $7,341,438 of motorcycle engine development cost. The Company’s policy is to amortize the cost capitalized in connection with developing engine technology on a straight line basis over 10 years. No amortization was taken during 2005 as the Company was still in the development stage. The company did not produce any motorcycles during the 2006 year and so it was determined that impairment of the engine development cost should be taken. This amount is $7,371,689 and has been fully impaired in the fiscal year 2006.

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

The Company entered into a loan conversion with Robert Van Den Berg. The parties had a $130,000 loan which $50,000 was converted into preferred shares and $80,000 was extended. The Preferred Shares was converted at $.75 or 66,667 shares. The remaining loan carries an interest rate of 8%, and no interest has been paid.

On November 21, 2011, the Viper Performance Company entered into a secured inventory financing agreement for $152,000 with Wayne Nelson and Patrick Moloney. The loan carries a 12.0% annual interest rate, calculated and payable quarterly, with a balloon payment due June 2012. 500,000 warrants were issued to purchase common stock for $0.15 per share with the loan agreement as finance fees. The loan is collateralized by inventory valued at $165,900 as of December 31, 2011.

Viper Powersports Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

6.	COMMON STOCK WARRANTS AND OPTIONS

The Company has issued warrants to purchase a total of 6,775,563 shares of its common stock.

Warrants – We have granted outstanding warrants for the purchase of a total of 6,775,563 shares of our common stock, all of which are exercisable anytime until their respective expiration dates.

Warrants to Purchase	Common Share Strike Price	Term	Expiration Date
31,250	$1.60	5 year	March 2012
830,000	$1.00	3 year	November 2013 to December 2013
37,500	$4.00	5 year	January 2013 to March 2013
62,500	$0.50	5 year	November 2014 to December 2014
100,000	$0.50	3 year	March 2014
10,000	$2.00	5 year	November 2014
500,000	$0.15	3 year	December 2014
550,000	$0.50	5 year	January 2015 to December 2015
1,373,980	$1.00	5 year	January 2015 to December 2015
50,000	$2.00	5 year	May 2015
1,538,000	$0.50	5 year	January 2016 to December 2016
320,000	$1.00	5 year	January 2016 to December 2016
37,500	$2.00	5 year	January 2016 to December 2016
400,625	$0.40	10 year	December 2020
90,000	$0.50	10 year	December 2020
232,734	$0.75	10 year	December 2020
203,467	$1.00	10 year	December 2020
223,000	$1.25	10 year	December 2020
16,167	$3.00	10 year	December 2020
42,000	$0.40	10 year	December 2021
18,000	$0.50	10 year	December 2021
26,240	$0.75	10 year	December 2021
36,000	$1.00	10 year	December 2021
46,600	$1.25	10 year	December 2021

The following is a summary of the Company’s stock warrants outstanding as of December 30, 2011, adjusted for any changes in the exercise price of the stock warrants:

Warrants Outstanding				Warrants Exercisable
Range of exercise price	Number Outstanding	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.15 to $ 4.00	6,775,563	4.59 years	$0.76	6,775,563	$0.76

Exercise price	$.15 to $4.00
Term	Three to ten years
Volatility	213.8% to 250.04%
Dividends	0.00%

Stock Options – There are no outstanding options.

Viper Powersports Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

VIPER POWERSPORTS, INC. COMMON STOCK WARRANTS AND OPTIONS

	Options		Warrants
	12/31/2011	12/31/2010	12/31/2011	12/31/2010

Beg Bal	31,250	114,500	4,142,733	314,417

Issued	0	0	2,632,830	3,969,973

Exercised	-	-	-	-

Cancelled	(31,250)	(83,250)	-	(141,667)

End Bal	0	31,250	6,775,563	4,142,733

Exercisable	0	31,250	6,775,563	4,142,733

7.	LEASING ACTIVITIES

On October 17, 2005, the Company entered into a capital lease with Citizen Automobile Finance for the acquisition of a 2004 delivery van for a term of 60 months and an interest rate of 7.99%. This lease was completely satisfied in November 2010.

On September 18, 2008, the Company entered into an operating lease for manufacturing and office space at its current Hopkins facility. The term of the lease is thirty nine (39) months beginning October 1, 2008. Future minimum lease payments under this agreement have been included in the schedule of minimum operating lease payments. Early termination of this lease was negotiated during 2011. No future lease payments are due.

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

Viper Powersports Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

Minimum lease payments are as follows:

For the years ending December 31,	Capital Lease	Operating Lease
2012	-	$138,784
2013		138,784
2014		138,784
2015		138,784
2016		138,784
2017		138,784
2018		138,784
2019		138,784
2020	-	69,392
Total	-	$1,318,448
Amount for interest	-
Net	-

Less: Current portion	-
Long term portion	$-

8.	PREFERRED STOCK

The Company has authorized 20,000,000 shares of preferred stock with par value of $.001 per share and of these there are 1,386,469 outstanding.

The 2011 offering of preferred stock was under $.75 private placements. Six months after June 24, 2011, each such preferred share becomes eligible for conversion into  common stock of the Company at either $.75 per common share or at that price representing a 30% discount from the public trading price of such common shares averaged over a five-day period, whichever is lower.  There is no dividend rate for this class of Preferred Stock. This private placement was a non-public offering purchased by 21 accredited investors not involving any general solicitation, and was made in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933.

Viper Powersports Inc.

(A Development Stage Company)

Notes to Consolidated Financial Statements

9.	SUBSEQUENT EVENTS

During 2011, the Company issued 1,386,469 Convertible Preferred Shares at a price of $0.75. Based on the last five trading days of December 2011, a conversion price of $0.20 was set. The conversion rate was 3.75 Common Shares for one (1) Preferred Share. As of the date of this filing, 1,153,134 Preferred Shares have been converted into 4,324,255 common shares.

During the period of January 2012 through the date these financial statements were available for issuance, Company issued nine (9) shareholders, 2,600,001 shares of common stock under $.15 private placements for $365,000 in cash net of fees.

During the period of January 2012 through the date these financial statements were available for issuance, the Company received two (2) six month, 12%, convertible notes from shareholders, for $100,000 each. The loans can be converted to common shares for $0.15. The note holders were also issued a total of 650,000, $0.15 warrants.

On March 15, 2012, the Company repaid the Convertible Promissory Note to Asher Enterprises, Inc. with a principal amount of $62,000 with accrued interest and prepayment option fees.

During the period of January 2012 through the date these financial statements were available for issuance, the Company issued 500,000 common shares for services valued at $0.15 per share.

The Company has evaluated subsequent events through the date of these financial statements were available to be issued and determined there are no additional events to disclose.

INDEX TO EXHIBITS

Form 10-K for Viper Powersports Inc.

Fiscal Year Ended December 31, 2011

Exhibit Number	Description

2 +	Agreement and Plan of Business Combination
3.1+	Articles of Incorporation
3.2+	Bylaws
4 +	Rights of Series A Preferred Shareholders
10.1 +	Asset Purchase Agreement
10.2 +	Dealer Agreement
10.3 +	Financing Floor Plan Vendor Agreement
10.7 #	Palmlund Secured Inventory Financing Agreement
10.9 #	V-Twin Engine Component Purchase Order With MCD
10.10 #	Placement Agent Agreement With Bathgate Capital Partners LLC
10.13 ^	Amendment to Secured Inventory Financing Agreement
21 +	Subsidiaries of Registrant
31.1 *	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 *	Certification of Principal Executive Officer and Principal Financial Officer Under Section 906 of the Sarbanes-Oxley
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	Definition Linkbase Document
101.LAB	Label Linkbase Document
101.PRE	Presentation Linkbase Document

+   Filed previously with Form 10-SB which was filed on November 22, 2005.

#   Filed previously with Amendment #1 to Form 10-SB which was filed on January 19, 2006.

^   Filed previously with Form 10KSB which was filed on March 31, 2006

*   Filed with this Annual Report for fiscal year ended December 31, 2011

26