Form 10-Q/A
period 2011-03-31
VIPER POWERSPORTS INC
filed 2012-05-14
CIK 1337213

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

The number of shares of common stock outstanding was 17,949,590 as of May 83, 2011.

Transitional Small Business Disclosure Format (check one): Yes ☒   No ☐

The Company is filing the Amended 10-Q for the period ended March 31, 2011. The amended 10-Q/A addresses the following items;

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

3)	Controls and Procedures – (Item 3 – Controls and Procedures) – The Company discusses further disclosure regarding deficiencies in internal controls for reporting.

4)	Derivative Liability – The Company reevaluated the classification of its warrant based on ASC 815-40-25-7 through 815-40-25-35 through a review with the Office of the Chief Accountant with the U.S. Securities & Exchange Commission. The Office did not object that to the classification of the warrants as equity rather than a liability. Accordingly, the Company is amending the March 21, 2011 and 2010 10-Q/A to reflect the classification in permanent equity.

5)	Error correction for reclassification of loans and warrants

6)	Accounts Payables restatement – In reviewing the beginning balances of Accounts Payable, the Company discovered that errors were recorded during the prior years. The Company is making a prior period adjustment to retained earnings to correct these entries. In addition, an adjustment to the ending Accounts Payable accrual is made to correct entries made during 2010.

The Company is filing the Amended 10-Q for the period ended March 31, 2010. The amended 10-Q/A addresses the following items;

1)	Derivative Liability – The Company reevaluated the classification of its warrant based on ASC 815-40-25-7 through 815-40-25-35 through a review with the Office of the Chief Accountant with the U.S. Securities & Exchange Commission. The Office did not object that to the classification of the warrants as equity rather than a liability. Accordingly, the Company is amending the March 21, 2011 and 2010 10-Q/A to reflect the classification in permanent equity.

2

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION	4
Item 1. Financial Statements	4
Item 2. Management’s Discussion and Analysis	11
Item 3. Controls and Procedures	19

PART II: OTHER INFORMATION	20
Item 6. Exhibits	20

SIGNATURE:	21

INDEX TO EXHIBITS	22
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

PART 1: FINANCIAL INFORMATION

Item 1:  Financial Statements

Viper Powersports Inc.

(A Development Stage Company)

Consolidated Balance Sheets

	Restated (Note G) March 31, 2011	December 31, 2010
ASSETS	(Unaudited)
Current assets:
Cash	$21,811	$15,579
Accounts receivable	6,240	0
Inventory and supplies	208,832	190,930
Prepaid expenses and other	1,930	1,330
Total current assets:	238,813	207,839

Fixed assets:
Office and computer equipment	124,100	124,100
Manufacturing and development equipment	272,254	272,254
Vehicles	113,349	101,799
Leasehold improvements	90,446	90,446
Accumulated depreciation	(514,595)	(507,989)
Total fixed assets:	85,554	80,610

Other assets:
Rental deposit and other	17,410	4,010
Long term inventory	431,261	431,261
Total other assets:	448,671	435,271

Total assets:	$773,038	$723,720

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$151,023	$132,512
Accrued liabilities	179,376	181,325
Notes payable	223,463	129,000
Notes payable – related party	140,000	304,513
Total current liabilities:	693,862	747,350
Long-term liabilities
Long-term note payable	70,000	0
Total long-term liabilities:	70,000	0

Total liabilities:	763,862	747,350

Stockholders’ deficit:
Preferred stock, $.001 par value; authorized 20,000,000 shares; 0 issued and outstanding	0	0
Common stock, $.001 par value; authorized 25,000,000 shares; 18,631,414 and 17,719,260 issued and outstanding, respectively	18,631	17,719
Additional paid in capital	37,127,332	36,549,869
Accumulated deficit during the development stage	(37,136,787)	(36,591,218)
Total stockholders’ deficit:	9,176	(23,630)

Total liabilities and stockholders’ deficit:	$773,038	$723,720

See accompanying notes to the financial statements

Viper Powersports Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Cumulative from Inception November 18, 2002 through
	Restated March 31, 2011	Restated March 31, 2010	March 31, 2011 Restated
	(Note G)	(Note G)	(Note G)
Revenue	$35,773	$20,975	$1,125,635
Cost of revenue	43,487	18,451	1,090,084
Gross profit:	(7,714)	2,524	35,551

Operating expense:
Research and development cost	1,205	316,949	6,032,004
Selling, general and administrative	512,974	413,120	20,869,262
Loss on impairment of assets	0	0	7,581,317
Total operating expense:	514,179	730,069	34,482,583

Loss from operations:	(521,893)	(727,545)	(34,447,032)

Other (expenses) income:
Interest expense	(23,676)	(21,313)	(1,542,582)
Loss on sale of assets	0	0	(18,994)
Accretion of debt discount	0	(90,050)	(647,804)
Financing costs related to debt discount	0	(61,195)	(426,102)
Beneficial conversion feature on loan	0	(318,439)	(401,069)
Other income (expense)	0	68	346,796
Total other (expense) income:	(23,676)	(490,929)	(2,689,755)

Net loss:	$(545,569)	$(1,218,474)	$(37,136,787)

Net loss per common share:

Basic and diluted (March 31, 2011 restated)	$(0.03)	$(0.09)

Weighted average shares
Common stock outstanding	18,154,260	13,583,797

See accompanying notes to the financial statements.

Viper Powersports Inc.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	Three Months Ended		Cumulative from Inception November 18, 2002
	Restated March 31,2011	Restated March 31,2010	through March 31, 2011 Restated
Cash Flows Used in Operating Activities:	(Note G)	(Note G)
Net loss	$(545,569)	$(1,218,474)	$(37,136,787)
Expenses not requiring an outlay of cash:
Depreciation	6,606	5,405	584,108
Common stock and warrants issued for compensation and services	181,675	90,500	8,805,211
Beneficial conversion feature on convertible loan	0	318,439	401,069
Accretion of debt discount	0	90,050	427,700
Bad debt expense	0	0	105,707
Amortization of financing costs related to debt discount	0	61,195	426,102
Warrant issued for inducement to convert debt	0	0	407,264
Impairment loss – inventory	0	0	7,581,317
Common stock issued to convert accrued interest	0	0	123,814
Changes to operating assets and liabilities:
Decrease (increase) in accounts receivable	(6,240)	32,456	(113,214)
Decrease (increase) in inventory and supplies – net of obsolescence	(17,902)	(30,787)	(844,216)
Decrease (increase) in prepaid expenses and other	(600)	0	(1,930)
Decrease (increase) in rental deposits and other	(13,400)	(8,113)	(65,093)
Increase (decrease) in accounts payable	18,511	(115,371)	457,298
Increase (decrease) in accrued liabilities	(1,949)	(7,099)	33,837
Net cash flows used in operating activities	(378,868)	(781,799)	(18,807,813)

Cash flows Used in Investing Activities:
Proceeds from sale of fixed assets	0	0	18,994
Funding from Thor Performance for engine development	0	0	150,000
Purchase of intellectual property	0	0	(35,251)
Purchase of fixed assets	(11,550)	0	(838,235)
Net cash flows used in investing activities	(11,550)	0	(704,492)

Cash Flows from Financing Activities:
Net proceeds from sale of stock	396,700	191,420	12,314,487
Proceeds from notes payable	0	850,000	1,852,169
Payments on notes payable	(50,050)	(25,000)	(290,676)
Payments on notes payable – related parties	0	(5,000)	(641,004)
Payment of loan costs	0	(96,000)	(156,000)
Payment of capital leases	0	(1,065)	(1,065)
Proceeds from loans from stockholders	50,000	0	6,356,205
Net cash flows from financing activities	396,650	914,355	19,534,116

Net increase (decrease) in cash	6,232	132,556	21,811
Cash at beginning of period	15,579	100,162	0
Cash at end of period	$21,811	$232,718	$21,811
Supplemental Non-Cash Financing Activities and Cash Flow Information:
Common stock issued for debt and expenses	$0	$0	$9,732,009
Common stock issued for engine development	$0	$0	$7,341,437
Stock warrants issued with convertible debt	$0	$181,561	$313,762
Stock warrants issued with short-term loans	$0	$128,350	$148,150
Stock warrants as prepaid finders fee	$0	$178,513	$154,300
Equipment acquired via capital lease	$0	$0	$304,740
Interest paid	$0	$21,312	$808,664

See accompanying notes to the financial statements

Viper Powersports Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A. Basis of Presentation

The consolidated balance sheet as of March 31, 2011, the consolidated statements of operations for the three month periods ended March 31, 2011 and 2010 and the consolidated statements of cash flows for the three month periods ended March 31, 2011 and 2010 have been prepared by Viper Powersports Inc., (the “Company”) without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, as of March 31, 2011 and results of operations and cash flows for the three month periods ended March 31, 2011 and 2010 presented herein have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Annual Report on Form 10-K/A of the Company for the fiscal year ended December 31, 2010.

B. Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has no current revenues and has a negative working capital position of $455,049 as of March 31, 2011. Current cash and cash available are not sufficient to fund operations beyond a short period of time. These conditions create uncertainty as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

D. Loan

The Company entered into a 60-day loan agreements for $50,000 from a related party. The loan is not convertible and carries a 8.0% interest rate.

E Warrants for Services

On March 31, 2011, the Company issued to eight (8) warrant holders, 337,500 warrants to purchase common stock at prices ranging from $2.00 to $0.50 per share for services performed. The Company performed a Black-Scholes valuation for each transaction, a warrant allocation of the proceeds applied to the warrants.

F Subsequent Events

The Company has evaluated subsequent events from March 31, 2011 through the date the financial statements were issued and determined that there is the following events to disclose:

Loans:

The Company entered into three 60-day loan agreements for $150,000 from March 31, 2011 until the date of the original filing. These loans are not convertible and carry interest rates of 10% or 12%. Each agreement also required the Company to issue warrants to purchase shares of common stock at $.50 per share. The relative fair value method was used to allocate the proceeds between the warrants and the loans. The resulting debt discounts were then accreted over the life of the loans.

Common Stock Transactions:

During the period from March 31, 2011 through the original filing date, the Company issued 270,000 shares of common stock and 145,000 warrants under a private placement for $135,000 in cash. The Company valued the warrants issued using the Black-Scholes model. The warrant allocation is the amount of the proceeds applied to the warrants. The difference between the warrant allocation and the proceeds was allocated to the shares of common stock issued.

New personnel announcements:

Viper Powersports Inc. has announced in a press release dated April 27, 2011 that it has hired a new Vice President of Investor Relations. Mr. Michael Mann started on May 8, 2011 as the Company continues to raise money and prepare for its move to Auburn, Alabama.

Viper Powersports Inc. has announced in a press release dated May 23, 2011 that it has hired a new Chief Financial Officer. Mr. Timothy C Kling will be starting on July 1, 2011 as the Company relocates to Auburn, Alabama.

G  RESTATEMENT

Subsequent to issuance, Management has subsequently determined to correct the accounting procedures and has amended the March 31, 2011 financial statements.

1.	The Company corrected the classification of warrants as equity with no derivative liability.
2.	Error correction for reclassification of loans, accounts receivable and warrant.
3.	Accounts Payables restatement – In reviewing the beginning balances of Accounts Payable, the Company discovered that errors were recorded during the prior years. The Company is making a prior period adjustment to retained earnings to correct these entries.

Accordingly, the accompanying balance sheet, statement of operations, and statement of cash flows for the period amended as of March 31, 2011 have been retroactively adjusted as summarized below:

Effect of Corrections	As Previously Reported	As Restated	Adjustment	Reference
BALANCE SHEET
At March 31, 2011
ASSETS
-Accounts receivable	$0	$6,240	$6,240	3
-Prepaid expenses and other assets	$8,170	$1,930	$(6,240)	3

LIABILITIES
-Accounts payable	$322,260	$151,023	$(171,237)	4
-Accrued liabilities	$179,376	$179,146	$(230)	4
-Current derivative liability	$398,689	$-	$(398,689)	1
-Notes payable	$80,000	$223,463	$143,463	3
-Notes payable – related party	$353,463	$140,000	$(213,463)	3
-Total current liabilities	$1,333,788	$693,862	$(639,926)	1,4
-Long-term note payable	$0	$70,000	$70,000	3
-Total long-term liabilities	$0	$70,000	$70,000	3
-Total liabilities	$1,333,788	$764,862	$(568,926)	1,4

STOCKHOLERS’ DEFICIT
-Common stock	$18,527	$18,631	$104	2
-Additional paid-in capital	$36,768,358	$37,127,332	$358,974	2
-Accumulated deficit	$(37,347,635)	$(37,136,787)	$210,848	1,2,4
-Total stockholders’ deficit	$(560,750)	$9,176	$569,926	1,2,4

STATEMENT OF OPERATIONS
Quarter ended March 31, 2011

OTHER (EXPENSES)INCOME
- Selling, general and administrative	$466,533	$512,974	$46,441	1
- Total operating expense	$467,738	$514,179	$46,441	1
- Loss from operations	$(475,452)	$(521,893)	$(46,441)	1
- Gain/loss from derivative liability	$188,303	-	(188,330)	1
-Total other income	$164,627	$(23,676)	$(188,303)	1
-Net loss	$(310,824)	$(545,569)	$(234,745)	1

Earnings per share
-Net loss per common share	$(0.02)	$(0.03)	$(0.01)	1,5

Effect of Corrections	As Previously Reported	As Restated	Adjustment	Reference
STATEMENT OF CASH FLOWS
Quarter ended March 31, 2011
-Net loss at March 31, 2011	$(310,824)	$(545,569)	$(234,745)	1,4
-Common stock and warrants issued for compensation and services	$0	$181,675	$181,675	3
-Derivative liability	$(188,303)	$0	$188,303	1
-Decrease (increase) in account receivable	$0	$(6,240)	$(6,840)	3
-Increase (decrease) in inventory and supplies – net of obsolescence	$(20,240)	$(17,902)	$2,338	3
- Decrease (increase) in prepaid expenses and other	$0	$(600)	$(600)	3
- Decrease (increase) in rental deposits and other	$(14,000)	$(13,400)	$600	3
-Increase (decrease) in accounts payable	$18,743	$18,511	$232	3
Net cash flows used in operating activities	$(702,172)	$(378,868)	$(323,304)	1,3

-Net proceeds from sale of stock	$531,700	$396,700	$(135,000)	3
Net cash flows from financing activities	$531,651	$396,650	$(135,001)	3

REFERENCE

1  Correct a classification of warrants as equity with no derivative liability

2  Use of relative fair value of the warrants as a result of change for debt to equity of warrant classification, prior periods

3  Error correction for reclassification of loans, accounts receivable and warrant

4  Prior period posting errors relating to accounts payable

5  Earnings per share was recalculated

Subsequent to issuance, Management has subsequently determined to correct the accounting procedures and has amended the March 31, 2010 financial statements.

1.	The Company corrected the classification of warrants as equity with no derivative liability.
2.	Accounts Payables restatement – In reviewing beginning balances of Accounts Payable, the Company discovered that errors were recorded during the prior years. The Company is making a prior period adjustment to retained earnings to correct these entries.

Accordingly, the accompanying balance sheet, statement of operations, and statement of cash flows for the period amended as March 30, 2010 have been retroactively adjusted as summarized below:

Effect of Corrections	As Previously Reported	As Restated	Adjustment	Reference
BALANCE SHEET
At March 31, 2010
ASSETS
-Prepaid expenses and other	$240,058	$283,001	$42,943	1
-Current assets	$1,224,751	$1,267,694	$42,943	1
-Total assets	$1,338,043	$1,380,986	$42,943	1

LIABILITIES
-Accounts payable	$242,796	$142,697	$(100,099)	2
-Short-term notes payable	$679,458	$630,139	$(49,319)	2
-Total current liabilities	$1,603,108	$1,453,690	$(149,418)	2
-Derivative liability	$142,509	$-	$(142,509)	1
-Total long-term liabilities	$172,430	$29,921	$(142,509)	1
-Total liabilities	$1,775,538	$1,483,611	$(291,927)	1

STOCKHOLERS’ DEFICIT
-Additional paid-in capital	$33,053,059	$33,274,168	$221,109	1,2
-Accumulated deficit	$(33,504,268)	$(33,390,507)	$113,761	1,2
-Total stockholders’ deficit	$(437,495)	$(102,625)	$334,870	1,2
-Total liability and stockholder’s deficit	$1,338,043	$1,380,986	$42,943	2

Effect of Corrections	As Previously Reported	As Restated	Adjustment	Reference
STATEMENT OF OPERATIONS
Quarter ended March 31, 2010

OTHER (EXPENSES)INCOME
- Selling, general and administrative	$463,848	$413,120	$(50,728)	1
- Total operating expense	$780,797	$730,545	$(50,728)	1
- Loss from operations	$(778,273)	$(730,069)	$50,728	1
- Gain/loss from derivative liability	$(142,509)	0	142,509	1
-Accretion of debt discount	$(78,109)	$(90,050)	$(11,941)	1
-Financing costs related to debt discount	$0	$(61,195)	$(61,195)	1
- Beneficial conversion feature on loan	$(212,000)	$(318,439)	$(106,439)	1
-Total other income	$(453,863)	$(490,929)	$(37,066)	1
-Net loss	$(1,232,136)	$(1,218,474)	$13,662	1

STATEMENT OF CASH FLOWS
Quarter ended March 31, 2010
-Net loss at March 31, 2010	$(1,232,136)	$(1,218,474)	$13,662	1
-Derivative liability	$142,509	$0	$(142,509)	1
-Accretion of debt discount	$78,109	$90,050	$11,941	1
-Financing costs related to debt discount	$0	$61,195	$61,195	1
- Beneficial conversion feature on loan	$212,000	$318,439	$106,439	1
-Decrease (increase) in prepaid and other	$(53,385)	$(8,113)	$45,272	1
Net cash flows used in operating Activities	$(877,799)	$(781,799)	$96,000	1

-Payment of loan costs	$0	$(96,000)	$(96,000)	1
Net cash flows from financing activities	$1,010,355	$914,355	$(96,000)	1

REFERENCE

1  Correct a classification of warrants as equity with no derivative liability

2  Prior period posting errors relating to accounts payable

Item 2: Management’s Discussion and Analysis

The following discussion should be read and considered along with our consolidated financial statements and related notes included in this 1O-Q/A. These financial statements were prepared in accordance with United States Generally Accepted Accounting Principles (U.S. GAAP). This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ substantially from those anticipated in these forward-looking statements as a result of various factors including those set forth in the “Risk Factors” section of our Form 10-K/A filing for December 31, 2010.

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

We commenced commercial marketing, very limited production and commercial shipment of Viper motorcycles in 2009, and we currently hold material orders from our Viper first class motorcycle dealers. Our current firm orders from Viper dealers exceed our remaining available production capacity for 2011.

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

The Company is in the process of relocating its entire headquarters and manufacturing operations from Hopkins, Minnesota to Auburn, Alabama. When this move is completed, which is anticipated during the summer of 2011, the Company will lease and occupy a modern state-of-the-art facility in Auburn which is currently being upgraded and customized to suit all of our motorcycle development, marketing, production and administrative functions. This Auburn facility includes 63,000 square feet with ample future expansion capability. The Company has already received support for this upcoming relocation from the City of Auburn and the State of Alabama in the promise of a $200,000 equipment loan.

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

 Operating Expenses

From our inception in November 2002 through March 31, 2011, we have incurred total operating expenses of $34,482,583 including $6,032,004 of research and development expenses and $20,869,262 of selling, general and administrative expenses.

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

Comparison of Quarter Ended March 31, 2011 to Quarter Ended March 31, 2010.

Revenues and Gross Profit

There was $35,773 of motorcycle and parts revenue for the first quarter of 2011 as compared to $20,975 for the same period 2010. There was only one bike sold during the first quarter of 2011 as compared to one bike in the same period of 2010.

 Research and Development Expenses

Research and development expenses were $1,205 for the first quarter of 2011, down from $316,949 for the same period 2010. The decreased R&D costs in 2011 were due primarily from the shift from development cost with Ilmor Engineering to improve our V-Twin engine to production related activities.

Selling, general and administrative expenses

Selling, general and administrative expenses increased to $512,974 for the first quarter of 2011 from $413,120 for the same period of 2010. Our selling and general administrative expenses increased due to the increase of financing consulting charges related to warrant pricing.

Loss from operations

Operational loss for the first quarter of 2011 was $521,893 compared to $727,545 for the same period in 2010. This decreased loss in the first quarter of 2011 was due primarily from the shift from development cost with Ilmor Engineering to improve our V-Twin engine to production related activities.

Interest expense

Interest expense for the first quarter of 2011 was $23,676 compared to $21,313 for the same period in 2010. This slight increase during the 1st quarter of 2011 was due to securing equity financing to replace loans for operations and inventory.

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

The Company currently employs 7 persons including our management, development, marketing and administrative personnel. We expect to hire 2-5 assembly and administrative personnel during 2011 to support our anticipated commercial production and sales of Viper cruisers. Other than these additional anticipated personnel, we do not anticipate needing any additional personnel during the next twelve months. None of our employees belongs to a labor union, and we consider our relationship with our employees to be good.

Liquidity and Capital Resources

Since our inception, we have financed our development, capital expenditures, and working capital needs through sale of our common stock to investors in private placements and substantial loans from our principal shareholders. We raised a total of approximately $12 million through the sale of our common stock in private placements, and in excess of $6.4 million through loans from our principal shareholders.

As of March 31, 2011, we had cash resources of $21,811, total liabilities of $764,862, and a negative working capital position of $455,049.

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

Cash Flow Information

Net cash consumed by operating activities was $378,868 during the three months ended March 31, 2011 compared to consuming cash in the amount of $781,799 for the same period in 2010. There was cash used in investing activities for the first quarter of 2011 of $11,550 as compared to no cash used during the same period in 2010. Cash generated from financing activities for the three months ended March 31, 2011 was $396,650 compared to $914,355 for the same period in 2010. There was less debt financing for this period than in the same period of 2010.

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

Forward-Looking Statements

This quarterly report on Form 10-Q/A contains “forward-looking statements.” Statements expressing expectations regarding our future and projections we make relating to products, sales, revenues and earnings are typical of such statements. All forward-looking statements are subject to the risks and uncertainties inherent in attempting to predict the future. Our actual results may differ materially from those projected, stated or implied in our forward-looking statements as a result of many factors, including, but not limited to, our overall industry environment, customer and dealer acceptance of our products, effectiveness of our dealer network, failure to develop or commercialize new products, delay in the introduction of products, regulatory certification matters, production and or quality control problems, warranty and/or product liability matters, competitive pressures, inability to raise sufficient working capital, general economic conditions and our financial condition.

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

Item 3. Controls and Procedures

Evaluation of disclosure controls and procedures

As of March 31, 2011, management assessed the effectiveness of our internal control over financial reporting. The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company's Principal Executive Officer and Chief Financial Officer and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our financial statements as of March 31, 2011.

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
Timothy C. Kling Principal Financial Officer

May 8, 2012

Auburn, Alabama

21

VIPER POWERSPORTS INC.

INDEX TO EXHIBITS

Form 10-Q/A for Quarter Ended March 31, 2011	Commission File No. 000-51632

Exhibit
Number	Description
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

