Form 10-Q
period 2012-03-31
VIPER POWERSPORTS INC
filed 2012-05-15
CIK 1337213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 1O-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares of common stock outstanding was 46,752,303 as of May 9, 2012.

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)	1
Item 2. Management’s Discussion and Analysis	7
Item 4. Controls and Procedures	13

PART II: OTHER INFORMATION
Item 6. Exhibits	14

SIGNATURE:	15

INDEX TO EXHIBITS	16
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

PART 1: FINANCIAL INFORMATION

Item 1:  Financial Statements

Viper Powersports Inc.

Consolidated Balance Sheets

	March 31, 2012	December 31, 2011
ASSETS	(unaudited)
Current assets
Cash	$9,281	$27,896
Accounts receivable	6,553	8,803
Inventory and supplies	476,709	523,174
Prepaid expenses and other assets	74,043	101,602
Total current assets	566,586	661,475

Fixed assets:
Office and computer equipment	96,733	96,733
Manufacturing and development equipment	242,835	242,835
Vehicles	248,937	248,937
Leasehold improvements	63,363	63,363
Subtotal	651,868	651,868
Accumulated depreciation	(168,574)	(140,715)
Total fixed assets	483,294	511,153

Other assets:
Rental deposit	13,400	13,400
Total other assets	13,400	13,400

Total assets	$1,063,280	$1,186,028

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$209,744	$222,319
Accrued liabilities	167,946	205,091
Notes payable, short-term net of discount	225,000	233,621
Notes payable – related party, net of discount	454,933	175,111
Current portion of long-term liabilities	100,000	100,000
Total current liabilities	1,157,623	936,142

Long-term liabilities
Note payable	170,000	170,000
Total long-term liabilities	170,000	170,000

Total liabilities	1,327,623	1,106,142

Stockholders' equity (deficit)
Preferred stock; $0.001 par value; 20,000,000 shares authorized, 366,668 and 1,386,469 issued and outstanding, respectively	367	1,386
Common stock; $0.001 par value; 100,000,000 shares authorized, 33,683,174 and 28,692,252 issued and outstanding, respectively	33,683	28,692
Additional paid-in capital	41,261,113	40,812,394
Accumulated deficit	(41,559,506)	(40,762,586)

Total Stockholders' Equity (Deficit)	(264,343)	79,886

Total liabilities and stockholders' equity (deficit)	$1,063,280	$1,186,028

See accompanying notes to the financial statements

Viper Powersports Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	March 31, 2012	March 31, 2011

Revenue	$74,172	$35,773
Cost of revenue	83,412	43,487
Gross profit:	(9,240)	(7,714)

Operating Expense:
Research and development costs	30,247	1,205
Selling, general and administrative	605,875	512,974
Total operating expense:	636,122	514,176

Loss from operations:	(645,362)	(521,893)

Other (expenses) income:
Interest expense	(101,426)	(23,676)
Gain on extinguishment of debt	30,356	0
Accretion of debt discount	(80,488)	0
Total other (expense) income:	(151,558)	(23,676)

Net loss:	$(796,920)	$(545,569)

Net Loss Per common share:

Basic and diluted	$(0.03)	$(0.03)

Weighted average shares
Common stock outstanding	30,765,090	18,154,260

See accompanying notes to the financial statements.

Viper Powersports Inc.

Consolidated Statement of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,2012	March 31,2011
Cash Flows Used in Operating Activities:
Net loss	$(796,920)	$(545,569)
Expenses not requiring an outlay of cash:
Depreciation	27,859	6,606
Common stock and warrants issued for compensation and services	162,971	181,675
Accretion of debt discount	80,488	0
Gain on extinguishment of debt	(30,356)	0
Interest incurred and paid with warrants	43,289	0
Changes to operating assets and liabilities:
Decrease (increase) in accounts receivable – net of bad debts	2,250	(6,240)
Decrease (increase) in inventory and supplies – net of obsolescence	46,465	(17,902)
Decrease (increase) in rental deposits	0	(13,400)
Decrease (increase) in prepaids	27,559	(600)
Increase (decrease) in accounts payable	(12,575)	18,511
Increase (decrease) in accrued liabilities	(37,145)	(1,949)
Cash flows used in operating activities	(486,115)	(378,868)

Cash flows Used in Investing Activities:
Purchase of fixed assets	0	(11,550)
Cash flows used in investing activities	0	(11,550)

Cash Flows from Financing Activities:
Net proceeds from sale of stock	93,500	396,700
Proceeds from notes payable	25,000	0
Payments on notes payable	(65,000)	(50,050)
Payments on loans from related parties	(7,000)	0
Proceeds from loans from related parties	421,000	50,000
Cash flows from financing activities	467,500	396,650

Net increase (decrease) in cash	(18,615)	6,232
Cash at beginning of period	27,896	15,579

Cash at end of period	$9,281	$21,811

Supplemental Non-Cash Financing Activities and Cash Flow Information:
Common shares converted from preferred shares	3,824	0
Preferred shares converted into common shares	(1,020)	0

See accompanying notes to the financial statements

Viper Powersports Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

A. Basis of Presentation

The consolidated balance sheet as of March 31, 2012, the consolidated statements of operations for the three month periods ended March 31, 2012 and 2011 and the consolidated statements of cash flows for the three month periods ended March 31, 2012 and 2011 have been prepared by Viper Powersports Inc., (the “Company”) without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, as of March 31, 2012 and results of operations and cash flows for the three month periods ended March 31, 2012 and 2011 presented herein have been made.

In prior periods, the Company reported as a development stage company. The Company has now elected to discontinue this presentation as it has started its production of premium V-Twin cruiser motorcycles.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 2011.

B. Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has no current revenues and has a negative working capital position of $591,037 as of March 31, 2012. Current cash and cash available are not sufficient to fund operations beyond a short period of time. These conditions create uncertainty as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

C. Common Stock Transactions

During the three months ended March 31, 2012, the Company issued 666,666 shares of common stock for $100,000 in cash.

During the three months ended March 31, 2012, 1,019,801 Preferred Shares have been converted into 3,824,255 common shares.

During 2011, the Company issued 1,386,469 Convertible Preferred Shares at a price of $0.75. Based on the last five trading days of December 2011, a conversion price of $0.20 was set. The conversion rate was 3.75 Common Shares for one (1) Preferred Share.

D. Stock for Services

During the three months ended March 31, 2012, the Company issued 500,000 shares of common stock for $135,000 of services. The market closing price on this date was used to value the stock issued for services.

E. Warrants for Services

During the three months ended March 31, 2012, the Company issued 100,000 warrants for shares of common stock for $27,971 of services.

F. Loans:

The Company entered into two 180-day loan agreements for $100,000 each from January 1, 2012 through March 31, 2012. These loans are convertible and carry a 12.0% interest rate. Each agreement also required the Company to issue 650,000 warrants to purchase the applicable number of shares of common stock at $.15 per share. The Company valued the warrants issued using the Black-Scholes model. The relative fair value method was used to allocate the proceeds between the warrants and the loans, resulting in some debt discount, which is then accreted over the life of the loans. Any remaining unamortized debt discount at the time of conversion has been accreted to financing cost.

On March 15, 2012, the Company repaid the Convertible Promissory Note to Asher Enterprises, Inc. with a principal amount of $65,000 with accrued interest and prepayment option fees. The discounted carrying value on the Balance Sheet was $33,622.

Viper Powersports Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

The Company entered into three (3) short-term loan agreements for a total of $214,000 with related parties from January 1, 2012 through March 31, 2012. The instruments are non-interest bearing.

On March 22, 2012, the Company received $25,000 from an accredited investor from a private placement. As of the date of this statement, the shares were not issued and were classified as a payable.

G. Subsequent Events

The Company has evaluated subsequent events from March 31, 2012 through the date the financial statements were issued and determined that there is the following events to disclose.

Loans:

On April 24, 2012, Viper Motorcycle Company (“VMC”), as Borrower and being a wholly owned subsidiary of registrant Viper Powersports Inc., entered into a Loan and Security Agreement (the “Loan Agreement”) with Precious Capital LLC , of New York City, as Lender. The Loan Agreement provides funding through advances to VMC under a line of credit not to exceed $6,000,000, with interest on outstanding principal payable at an annual rate of 15% per annum. All outstanding principal of this loan and any accrued interest is due to Lender in full thirty-six (36) months from the date of the Loan Agreement. The outstanding principal of this loan may be prepaid by VMC, in whole or in part, at any time.

•	Upon closing this loan, VMC received an initial loan advance of $2,500,000. The Loan Agreement required the funds from this initial advance to be used by VMC as follows: payment of outstanding debt of $280,000 including $80,000 owed to a director of the Company; payment of $640,000 to acquire the assets and business of PMFR, a manufacturer and marketer of high performance motorcycle components based in suburban Minneapolis; prepaid payment of loan interest to the Lender of $375,000; payment of $330,000 to complete acquiring engine development IP technology from Ilmor; payment not to exceed $450,000 for manufacturing equipment and tooling and completing two high quality production paint booths; payment of $180,000 for loan brokerage commissions; payment not to exceed $128,000 for motorcycle components inventory and other immediate operational expenditures; and the balance for miscellaneous permitted expenditures including payment of professional and other expenses of VMC and the Lender related to this loan transaction and its closing.

•	Under the terms of the Loan Agreement, any further advances to VMC beyond the initial $2,500,000 shall be in the Lender’s sole and absolute discretion, and no advance may be requested by VMC after April 24, 2014. The loan terms also require that at no time shall the outstanding balance of this loan exceed a “Balancing Formula” as defined in the Loan Agreement, which formula basically represents 60% of the values of certain defined tangible and intangible assets of VMC and the Company.

•	To provide the required collateral for this loan, both VMC and the Company entered into various security, pledge and guaranty agreements to guarantee payment to the Lender and secure the Lender with all tangible and intangible assets of VMC and the Company as set forth in the Loan Agreement and its supporting documents, including the Company’s 100% ownership of VMC. In addition, the future payment to the Lender of all outstanding principal and accrued interest of this loan was guaranteed unconditionally by the Chief Executive Officer and Chief Financial Officer of the Company.

•	The Loan Agreement, which is filed as an exhibit hereto, also contains numerous representations, warranties and covenants of VMC, detailed terms for the opening and operation of certain banking Special Deposit Accounts as required by the Lender, default provisions and other standard loan contract provisions.

•	As an inducement to the Lender to make this loan to VMC, the Company issued a total of 9,694,128 unregistered shares of its common stock to the Lender, which common shares were offered and sold by the Company in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended.

•	The Loan Agreement also provides that none of the common stock of the Company owned by the Lender or by the Chief Executive Officer and Chief Financial Officer of the Company can be sold or otherwise disposed of during the three-year term of this loan.

Viper Powersports Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2011

Common Stock Transactions:

During the period from March 31, 2012 through the filing date, the Company issued 2,500,001 shares of common stock and 145,000 in warrants under a private placement for $375,000 in cash. The Company valued the warrants issued using the Black-Scholes model. The warrant allocation is the amount of the proceeds applied to the warrants. The difference between the warrant allocation and the proceeds was allocated to the shares of common stock issued.

During the period from March 31, 2012 through the filing date, 233,333 Preferred Shares have been converted into 874,999 common shares. During 2011, the Company issued 1,386,469 Convertible Preferred Shares at a price of $0.75. Based on the last five trading days of December 2011, a conversion price of $0.20 was set. The conversion rate was 3.75 Common Shares for one (1) Preferred Share.

During the period from March 31, 2012 through the filing date, the Company issued 3,681,668 shares of unregistered common stock to seven accredited investors in consideration for their conversion of debt and other financial obligations owed to them by the Company in the total amount of $552,250.

Warrants for Services:

During the period from March 31, 2012 through the filing date, the Company issued 30,000 warrants for shares of common stock for $4,500 of services. The Company valued the warrants issued using the Black-Scholes model. The warrant allocation is the amount of the proceeds applied to the warrants.

The Company has evaluated subsequent events through the date of these financial statements were available to be issued and determined there are no additional events to disclose.

Item 2: Management’s Discussion and Analysis

The following discussion should be read and considered along with our consolidated financial statements and related notes included in this 1O-Q. These financial statements were prepared in accordance with United States Generally Accepted Accounting Principles (U.S. GAAP). This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ substantially from those anticipated in these forward-looking statements as a result of various factors including those set forth in the “Risk Factors” section of our Form 10-K filing for December 31, 2011.

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

We commenced commercial marketing, very limited production and commercial shipment of Viper motorcycles in 2009, and we currently hold material orders from our Viper dealer base of fifteen first class motorcycle dealers. Our current firm orders from Viper dealers exceed our remaining available production capacity for 2012.

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

Under a previous written contract entered into by Ilmor and Viper in May 2009, Ilmor began assembling all V-Twin engines used by Viper, and since then Ilmor has conducted all of the Company’s engine product assembly. The initial 2009 contract also contained a product development segment whereby Ilmor evaluated our V-Twin engine to determine whether the parties should engage in a future joint venture to develop and produce an upgraded model of the Viper engine. Ilmor’s evaluation of our V-Twin engine through the initial contract were favorable, and accordingly resulted in the current Ilmor/Viper Contract, which provides for the exclusive manufacture and supply by Ilmor of a Viper engine designed by Ilmor.

Under the Ilmor/Viper Contract, Ilmor has assumed all design, development, testing, quality control and manufacturing with respect to an upgraded Ilmor-designed Viper V-Twin engine. Ilmor has completed design and development operations and is now producing the production model of this engine based on specifications jointly developed by Ilmor and Viper. The Company paid Ilmor a total of $745,000 for the design, development and testing of this V-Twin engine. Ilmor was paid upon reaching certain milestones and successful testing. If Ilmor is not paid upon reaching certain manufacturing milestones then Ilmor has the right to demand full payment or the various patents involved in the engine design would become Ilmor’s property. Ilmor also reserves the right to renegotiate the terms of payment from the Company. The Company is current on all payments to Ilmor under this contract.

The Company is well satisfied with the Ilmor-designed Viper engine, and accordingly has ordered considerable commercial Ilmor engines which are now being delivered. Ilmor agrees to manufacture and supply all V-Twin requirements of Viper and in turn Viper must purchase all its engines exclusively from Ilmor. Ilmor will bear the cost and expense of all tooling, parts and components to manufacture and supply Viper engines until finished engines are invoiced and shipped to the Company. So long as Viper satisfies certain minimum annual engine purchase requirements, Ilmor shall not develop, manufacture or sell a similar V-Twin engine for itself or any third party.

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

Continue commercializing the Diamondback & Mamba – Our primary focus during 2012 is to complete implementing and improving production operations for our motorcycle products to be manufactured by us effectively on a commercial scale. We have completed a production assembly line including shelving, railings and individual station equipment necessary for efficient factory production operations. We also have obtained all vendors, suppliers or subcontract third parties needed for obtaining components, parts and raw materials for our motorcycles and having them painted after assembly, and we will continue to identify and obtain alternate sources for material components.

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

Market and Sell Ancillary Viper Products – In 2012, we intend to commence marketing and sales of a variety of ancillary products under our Viper brand, particularly in the large custom cruiser aftermarket. We expect our primary aftermarket sales will be our line of powerful Viper V-Twin engines, and in 2012 we anticipate obtaining substantial revenues from Viper engine sales in this active aftermarket. We also will outsource production of ancillary Viper items from third-party suppliers including various motorcycle parts and accessories, apparel, and other Viper branded merchandise. For example, we have obtained a source to provide us with a line of Viper branded apparel. Our ancillary Viper products will be sold through multiple marketing channels including Viper dealers, independent aftermarket catalogs and our website.

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

In October 2008, the Company relocated its operations and administration functions from Big Lake, MN to Hopkins, MN, a suburb of Minneapolis. In July 2011, the Company relocated its entire headquarters and manufacturing operations from Hopkins, Minnesota to Auburn, Alabama. The Company now leases a modern facility in Auburn for all of our motorcycle development, marketing, production and administrative functions. This facility contains 63,000 square feet with ample future expansion capability

Results of Operations

Revenues

We anticipate that our future revenues for the next 12 months will be from the sale of Viper super-cruisers, although we expect to begin obtaining sales of our proprietary engines in the aftermarket by the fourth quarter of 2012. We anticipate receiving additional revenues from our planned line of custom parts and accessories for the motorcycle aftermarket as well as our Viper branded apparel and other merchandise.

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

Comparison of Quarter Ended March 31, 2012 to Quarter Ended March 31, 2011.

Revenues and Gross Profit

There was $74,172 of motorcycle and parts revenue for the first quarter of 2012 as compared to $35,773 for the same period of 2011. There were two bikes sold during the first quarter of 2012 as compared to one bike during the same period of 2011.

Research and Development Expenses

There was $30,247 of research and development for the first quarter of 2012 as compared to $1,205 for the same period of 2011. This increase was due to increased development expense as the Company moved to finalize and produce its new model.

Selling, general and administrative expenses

Selling, general and administrative expenses increased to $605,875 for the first quarter of 2012 from $512,974 for the same period of 2011. Our selling and general administrative expenses were increased as a result of increases in salaries and leasehold costs over the prior period.

Loss from operations

Operational loss for the first quarter of 2012 was $645,362 compared to $521,893 for the same period of 2011. This increased loss in the first quarter of 2012 was due to increased operational costs as the Company moves into a production company.

Interest expense

Interest expense for the first quarter of 2012 was $101,426 compared to $23,676 for the same period of 2011. This increase was due to the various debt discount and loan conversion costs.

No income tax benefit was recorded regarding our net loss for the first quarters of 2012 and 2011; since we could not determine that it was more likely than not that any tax benefit would be realized in the future.

We currently employ 11 persons including our management, development, marketing and administrative personnel. We expect to hire 2-5 assembly and administrative personnel during 2012 to support our anticipated commercial production and sales of Viper cruisers. Other than these additional anticipated personnel, we do not anticipate needing any additional personnel during the next twelve months. None of our employees belongs to a labor union, and we consider our relationship with our employees to be good.

Liquidity and Capital Resources

As of March 31, 2012, we had cash resources of $9,281, total liabilities of $1,327,623, and a negative working capital position of $591,037.

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

The report of our independent registered accounting firm on our audited financial statements as of December 31, 2011 and for the year then ended states that there is substantial doubt about the ability of our business to continue as a going concern.

Cash Flow Information

Net cash consumed by operating activities was $486,115 during the first quarter of 2012 compared to consuming cash in the amount of $378,870 for the same period of 2011. There was zero cash used or generated from investing activities for the first quarter of 2012 as compared to $11,550 cash used during the same period of 2011. Cash generated from financing activities for the first quarter of 2012 was $467,500 compared to $396,652 for the same period of 2011.

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

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” This ASU requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. ASU No. 2011-11 will be applied retrospectively and is effective for annual and interim reporting periods beginning on or after January 1, 2013. The adoption of this ASU is not expected to have a material impact on the Company’s disclosures to the consolidated financial statements.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

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

Our forward-looking statements speak only as of the date they are made by us. We undertake no obligation to update or revise any such statements to reflect new circumstances or unanticipated events as they occur, and you are urged to review and consider all disclosures we make in this and other reports that discuss risk factors germane to our business, including those risk factors in our Form 10-K for the period ended December 31, 2011..

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

As of March 31, 2012, management assessed the effectiveness of our internal control over financial reporting. The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company's Principal Executive Officer and Chief Financial Officer and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our financial statements as of March 31, 2012.

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
Timothy C. Kling Principal Financial Officer

May 11, 2012

Auburn, Alabama

15

VIPER POWERSPORTS INC.

INDEX TO EXHIBITS

Form 10-Q for Quarter Ended March 31, 2012	Commission File No. 000-51632

Exhibit
Number	Description

31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	Definition Linkbase Document

101.LAB	Label Linkbase Document

101.PRE	Presentation Linkbase Document

