Form 10-Q/A
period 2011-06-30
VIPER POWERSPORTS INC
filed 2012-06-22
CIK 1337213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 1O-Q/A

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

Commission File No. 000-51632

VIPER POWERSPORTS INC.

(Exact name of registrant as specified in its charter)

Nevada	41-1200215
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

2458 W. Tech Lane, Auburn Alabama	36832
(Address of principal executive offices)	(Zip Code)

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

The number of shares of common stock outstanding was 19,111,724 as of August 18, 2011.

Transitional Small Business Disclosure Format (check one): Yes ☒   No ☐

The Company is filing the Amended 10-Q for the period ended June 30, 2011. The amended 10-Q/A addresses the following items;

1)	Derivative Liability – The Company reevaluated the classification of its warrants based on ASC 815-40-25-7 through 815-40-25-35 through a review with the Office of the Chief Accountant with the U.S. Securities & Exchange Commission. The Office did not object to the classification of the warrants as equity rather than a liability. Accordingly, the Company is amending the June 30, 2011 and 2010 10-Q/A to reflect the classification in permanent equity.

2)	Error correction for reclassification of loans and warrants

The Company is filing the Amended 10-Q for the period ended June 30, 2010. The amended 10-Q/A addresses the following items;

1)	Derivative Liability – The Company reevaluated the classification of its warrants based on ASC 815-40-25-7 through 815-40-25-35 through a review with the Office of the Chief Accountant with the U.S. Securities & Exchange Commission. The Office did not object to the classification of the warrants as equity rather than a liability. Accordingly, the Company is amending the June 30, 2011 and 2010 10-Q/A to reflect the classification in permanent equity.

2)	Accounts Payables restatement – In reviewing the beginning balances of Accounts Payable, the Company discovered that errors were recorded during the prior years. The Company is making a prior period adjustment to retained earnings to correct these entries. In addition, an adjustment to the ending Accounts Payable accrual is made to correct entries made during 2010.

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION		4
Item 1.	Financial Statements	4
Item 2.	Management’s Discussion and Analysis	12
Item 3.	Controls and Procedures	19

PART II: OTHER INFORMATION		20
Item 6.	Exhibits	20

SIGNATURE:		21

INDEX TO EXHIBITS
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

 PART 1: FINANCIAL INFORMATION

Item 1:  Financial Statements

Viper Powersports Inc.

(A Development Stage Company)

Consolidated Balance Sheets

	Restated (Note H) June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash	$328,945	$15,579
Accounts receivable, net of allowance	6,513	0
Inventory and supplies	230,585	190,930
Prepaid expenses and other	0	1,330
Total current assets:	566,043	207,839

Fixed assets:
Office and computer equipment	170,360	124,100
Manufacturing and development equipment	257,176	272,254
Vehicles	113,348	101,799
Leasehold improvements	24,200	90,446
Accumulated depreciation	(367,930)	(507,989)
Total fixed assets:	197,154	80,610

Other assets:
Rental deposit and other	17,410	4,010
Long-term inventory	431,261	431,261
Total other assets:	448,671	435,271

Total assets:	$1,211,868	$723,720

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$90,096	$132,512
Accrued liabilities	223,685	181,325
Notes payable	222,433	129,000
Notes payable – related party	90,000	304,513
Total current liabilities:	626,214	747,350

Long-term liability
Long-term note payable	70,000	0
Total long-term liabilities:	70,000	0

Total liabilities:	696,214	747,350
Stockholders’ equity (deficit):
Preferred stock, $.001 par value; authorized 20,000,000 shares; 1,353,135 and 0 shares issued and outstanding , respectively	1,353	0
Common stock, $.001 par value; authorized 25,000,000 shares; 19,111,724 and 17,719,280 shares issued and outstanding, respectively	19,111	17,719
Additional paid-in capital	39,081,511	36,549,869
Accumulated deficit during the development stage	(38,586,321)	(36,591,218)
Total stockholders’ equity (deficit):	515,654	(23,630)

Total liabilities and stockholders’ equity (deficit):	$1,211,868	$723,720

See accompanying notes to the financial statements

Viper Powersports Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Cumulative from Inception November 18, 2002 through June 30, 2011
	2011	2010	2011	2010
	restated (Note H)	restated (Note H)	restated (Note H)	restated (Note H)	restated
Revenue	$2,962	1,621	$38,735	22,596	1,128,597
Cost of revenue	2,718	1,104	46,205	19,555	1,092,802
Gross profit	244	517	(7,470)	3,041	35,795

Operating expense:
Research and development costs	2,951	196,701	4,156	513,650	6,034,955
Selling, general and administrative	630,152	307,741	1,143,126	720,861	21,260,629
Loss on impairment of assets	0	0	0	0	7,581,317

Total operating expense	633,103	504,442	1,147,282	1,234,511	35,115,686

Loss from operations	(632,859)	(503,925)	(1,154,752)	(1,231,470)	(35,079,891)

Other (expenses) income:
Interest expense	(11,744)	(57,101)	(35,420)	(78,414)	(1,554,326)
Loss on sale of assets	0	0	0	0	(18,994)
Accretion of debt discount	(83,304)	(96,748)	(83,304)	(186,798)	(731,108)
Financing cost, debt discounts	(183,566)	(86,575)	(183,566)	(147,770)	(609,668)
Beneficial conversion feature on loan	(211,730)	0	(211,730)	(318,439)	(612,799)
Other income (expense)	1,463	1,678	1,463	1,746	348,259

Total other (expense) income	(488,881)	(238,746)	(512,557)	(729,675)	(3,178,636)

Net loss	(1,121,740)	(742,671)	(1,667,309)	(1,961,145)	(38,258,527)

Deemed dividend of preferred stock	(327,794)	0	(327,794)	0	(327,794)
Net loss attributed to common shareholders	$(1,449,534)	(742,671)	$(1,995,103)	(1,961,145)	(38,586,321)

Net loss per common share:

Basic and diluted	$(0.08)	(0.05)	$(0.11)	(0.14)

Weighted average shares
Common stock outstanding	18,720,447	13,744,931	18,438,917	13,664,809

See accompanying notes to the financial statements.

Viper Powersports Inc.

(A Development Stage Company)

Statement of Cash Flows

(Unaudited)

	Six Months Ended June 30,		Cumulative from Inception November 18, 2002 through June 30, 2011
	2011	2010
	restated (Note H)	restated (Note H)	restated
Cash Flows Used in Operating Activities:
Net loss	$(1,667,309)	$(1,961,145)	$(38,258,527)
Expenses not requiring an outlay of cash:
Depreciation	13,212	10,811	590,713
Common stock and warrants issued for compensation and services	347,425	90,500	8,862,211
Beneficial conversion feature on convertible loan	211,730	318,439	612,799
Accretion of debt discount	83,304	186,798	550,032
Bad debt expense	0	0	105,707
Amortization of financing costs related to debt discount	183,566	147,770	570,640
Warrant issued for inducement to convert debt	0	0	407,264
Impairment loss – inventory	0	0	7,581,317
Common stock issued to convert accrued interest	3,164	0	126,978
Changes to operating assets and liabilities:
Decrease (increase) in accounts receivable – net of bad debts	(6,513)	82,648	(113,487)
Decrease (increase) in inventory and supplies – net of obsolescence	(39,655)	(97,926)	(865,969)
Decrease (increase) in prepaids and other	1,330	(10,867)	(51,693)
Increase (decrease) in accounts payable	(83,473)	26,337	464,064
Increase (decrease) in accrued liabilities	42,360	33,955	78,146

Cash flows used in operating activities	(910,859)	(1,172,680)	(19,339,805)

Cash flows Used in Investing Activities:
Proceeds from sale of fixed assets	0	0	18,994
Funding from Thor Performance for engine development	0	0	150,000
Purchase of intellectual property	0	0	(35,251)
Purchase of fixed assets	(129,756)	(2,731)	(956,441)

Cash flows used in investing activities	(129,756)	(2,731)	(822,698)

Cash Flows from Financing Activities:
Net proceeds from sale of preferred stock	549,849	0	549,849
Net proceeds from sale of common stock	435,543	233,920	12,353,331
Proceeds from notes payable	425,000	1,050,000	2,277,169
Payments on notes payable	(51,078)	(50,000)	(291,704)
Payments on stockholder loans	0	(22,354)	(516,069)
Payments on capital leases	0	(2,706)	(126,000)
Payments on loan costs	(55,333)	(126,000)	(211,333)
Proceeds from loans from stockholders, related parties	50,000	0	6,456,205
Cash flows from financing activities	1,136,346	1,082,860	20,491,448

Net increase (decrease) in cash	313,366	(92,551)	328,945
Cash at beginning of period	15,579	100,162	0

Cash at end of period	$328,945	$7,611	$328,945
Supplemental Non-Cash Financing Activities and Cash Flow Information:
Preferred stock issued for debt	$425,000	$0	$425,000
Common stock issued for debt and expenses	$325,000	$0	$10,057,009
Common stock issued for engine development technology	$0	$0	$7,341,437
Stock warrants issued with convertible debt	$0	$181,561	$181,561
Stock warrants issued with short-term loans	$75,000	$187,509	$262,500
Stock warrants as prepaid finder’s fee	$0	$220,588	$220,588
Equipment acquired via capital lease	$0	$0	$304,740
Interest converted	$35,419	$78,414	$820,407
Deemed dividend on preferred stock	$327,794	$0	$327,794

See accompanying notes to the financial statements

Viper Powersports Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A. Basis of Presentation

The consolidated balance sheet as of June 30, 2011, the consolidated statements of operations for the six months ended June 30, 2011 and 2010 and the consolidated statements of cash flows for the six months ended June 30, 2011 and 2010 have been prepared by Viper Powersports Inc., (the ”Company”) without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, as of June 30, 2011 and results of operations and cash flows for the six months ended June 30, 2011 and 2010 have been made.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has a negative working capital position of $60,171 as of June 30, 2011. Current cash and cash available are not sufficient to fund operations beyond a short period of time. These conditions create uncertainty as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

D. Common Stock Transaction for Services

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

Viper Powersports Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

E. Preferred Stock

During the period of April through June, 2011, the Company issued to 22 shareholders, 1,353,135 shares of preferred stock under $.75 private placements and 750,000 warrants issued to purchase common stock for $0.50 per share for $589,852 in cash and $425,000 of converted loans. The preferred shares become eligible for converting into Common Stock. The conversion price per share is the lower of $0.75 or a 30% discount from the public trading price of Viper Common Stock averaged over a five-day period prior to the date of the conversion or January 1, 2012. The Company issued four (4) shareholders warrants and performed Black-Scholes valuations for these transactions, with an allocation of the proceeds applied to the warrants.  The difference between the warrant allocation and the proceeds was allocated to the shares of preferred stock issued.

Issuance and delivery of certificates for such preferred shares was not complete until after June 30, 2011. The Company has acted as its own Registrar and Transfer Agent for the Preferred Stock.

F. Warrants for Services

On March 31, 2011, the Company issued to eight (8) warrant holders, 337,500 warrants to purchase common stock at prices ranging from $2.00 to $0.50 per share for services performed. The Company performed a Black-Scholes valuation for each transaction, and the total value of $179,443 was recorded in permanent equity.

G. Loans

During the period of January through March, 2011, the Company entered into a 60-day loan agreement for $50,000 from a related party. The loan is not convertible and carries an 8.0% interest rate.

During the period of April through June, 2011, the Company entered into eight (8) 60-day loan agreements for $425,000. The loans carry interest rates ranging from 10% to 12%. Each agreement also required the Company to issue 650,000 warrants to purchase shares of common stock at $.50 per share. The relative fair value method was used to allocate the proceeds between the warrants and the loans. The resulting debt discounts were then accreted over the life of the loans. These loans were subsequently converted into Convertible Preferred Stock at which time the unamortized discount was expensed.

H. Inventories

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

June 30, 2011
Raw material	$518,834
Work-in-process	0
Finished goods	143,012
$661,846

Current portion	$230,585
Long-term portion	$431,261

H. Restatement

Subsequent to issuance, Management has subsequently determined to correct the accounting procedures and has amended the June 30, 2011 financial statements.

1.	The Company corrected the classification of warrants as equity with no derivative liability.
2.	Error correction for reclassification of loans, and warrants.

3.	Accounts Payables restatement – In reviewing the beginning balances of Accounts Payable, the Company discovered that errors were recorded during the prior years. The Company is making a prior period adjustment to retained earnings to correct these entries.
4.	Reclassification of certain loans

Accordingly, the accompanying balance sheet, statement of operations, and statement of cash flows for the period amended as of June 30, 2011 have been retroactively adjusted as summarized below:

Effect of Corrections	As Previously Reported	As Restated	Adjustment	Reference
BALANCE SHEET
At June 30, 2011

LIABILITIES
-Accounts payable	$261,102	$90,096	$(171,006)	4
-Accrued liabilities	$195,714	$223,685	$27,971	3
-Notes payable	$80,000	$222,433	$142,433	3
-Notes payable – related party	$302,433	$90,000	$(212,433)	3
-Total current liabilities	$839,249	$626,214	$(213,035)	3,4
-Long-term note payable	$0	$70,000	$70,000	3
-Derivative liability	$750,169	$0	$(750,169)	1
-Total long-term liabilities	$750,169	$70,000	$(680,169)	1,3
-Total liabilities	$1,589,418	$696,214	$(893,204)	1,3,4

STOCKHOLDERS’ EQUITY (DEFICIT)
-Additional paid-in capital	$37,801,950	$39,081,511	$1,279,561	2
-Accumulated deficit	$(38,199,964)	$(38,586,321)	$(386,357)	1,2,3,4
-Total stockholders’ equity (deficit)	$(377,550)	$515,654	$893,204	1,2,3,4

STATEMENT OF OPERATIONS
Three month period ended June 30, 2011

OPERATING EXPENSE
- Selling, general and administration	$487,859	630,152	142,293	1
- Total operating expenses	$490,810	633,103	142,293	1
- Loss from operations	$(490,566)	(632,859)	(142,293)	1

OTHER (EXPENSES)INCOME
- Gain/loss from derivative liability	$(351,480)	0	351,480	1
- Financing cost including debt Discount	$0	$(183,566)	$(183,566)	3
- Accretion of debt discount	$0	$(83,304)	(83,304)	3
- Beneficial conversion feature	$0	$(211,730)	(211,730)	3
-Total other income	$(361,761)	$(488,881)	$(127,120)	1,3
-Net loss	$(852,327)	$(1,121,740)	$(269,413)	1,3
-Deemed dividend of preferred stock	$0	$(327,794)	$(327,794)	3
-Net loss attributed to common Shareholders	$(852,327)	$(1,449,534)	$(597,207)	1,3
Earnings per share
-Net loss per common share	$(0.05)	$(0.08)	$(0.03)	1,3

STATEMENT OF OPERATIONS
Six month period ended June 30, 2011

OTHER (EXPENSES)INCOME
- Selling, general and administrative	$954,392	$1,143,126	$188,734	1
- Total operating expense	$958,548	$1,147,282	$188,734	1
- Loss from operations	$(966,018)	$(1,154,752)	$(188,734)	1
- Gain/loss from derivative liability	$(163,177)	0	163,177	1
- Financing cost including debt discount	$0	$(183,566)	$(183,566)	3
- Beneficial conversion feature	$0	$(211,730)	(211,730)	3
- Accretion of debt discount	$0	$(83,304)	(83,304)	3
-Total other income	$(197,134)	$(512,557)	$(232,119)	1,3
-Net loss	$(1,163,152)	$(1,667,309)	$(504,157)	1,3
-Deemed dividend of preferred stock	$0	$(327,794)	$(327,794)	3
-Net loss attributed to common shareholders	$(1,163,152)	$(1,995,103)	$(831,951)	1,3

Earnings per share
-Net loss per common share	$(0.06)	$(0.11)	$(0.05)	1,3

STATEMENT OF CASH FLOWS
Six month period ended June 30, 2011

-Net loss at June 30, 2011	$(1,163,152)	$(1,667,309)	$(504,157)	1,3
-Common stock and warrants issued for compensation and services	$0	$347,425	$347,425	3
-Derivative liability	$163,177	$0	$(163,177)	1
-Financing costs related to debt discount	$0	$183,566	$183,566	3
- Beneficial conversion feature on loan	$0	$211,730	$211,730	3
- Accretion of debt discount	$0	$83,304	83,304	3
-Decrease (increase) in prepaids and rental deposits	$(12,070)	$1,330	$13,400	4
-Increase (decrease) in accounts payable	$(42,416)	$(83,473)	$(41,057)	4
-Increase (decrease) in accrued liabilities	$11,225	$42,360	$31,135	4
Net cash flows used in operating activities	$(1,073,028)	$(910,859)	$162,169	1,3,4

-Net proceeds from sale of preferred share	$493,029	$549,849	$56,820	2
-Net proceeds from sale of common shares	$624,199	$435,543	$(188,656)	2
-Net proceeds from notes payable	$400,000	$425,000	$25,000	2
- Payment on loan costs	$0	$(55,333)	$(55,333)	2
Net cash flows from financing activities	$1,516,150	$1,353,981	$(162,169)	2

REFERENCE

1 Correct a classification of warrants as equity with no derivative liability

2 Use of relative fair value of the warrants as a result of change for debt to equity of warrant classification, prior periods

3 Error correction for reclassification of loans, and warrant

4 Prior period posting errors relating to accounts payable

Viper Powersports Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Subsequent to issuance, Management has subsequently determined to correct the accounting procedures and has amended the June 30, 2010 financial statements.

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

Accordingly, the accompanying balance sheet, statement of operations, and statement of cash flows for the period amended as June 30, 2010 have been retroactively adjusted as summarized below:

Effect of Corrections	As Previously Reported	As Restated	Adjustment	Reference
BALANCE SHEET
At June 30, 2010
ASSETS
-Prepaid expenses and other	$216,377	$271,255	$54,878	1
-Current assets	$993,910	$1,048,788	$54,878	1
-Total assets	$1,104,527	$1,159,405	$54,878	1

LIABILITIES
-Accounts payable	$384,504	$284,405	$(100,099)	2
-Short-term notes payable	$933,659	$867,728	$(65,931)	2
-Total current liabilities	$1,996,075	$1,830,045	$(166,030)	2
-Derivative liability	$104,059	$0	$(104,059)	1
-Total long-term liabilities	$133,980	$29,921	$(104,059)	1
-Total liabilities	$2,130,055	$1,859,966	$(270,089)	1,2

STOCKHOLDERS’ EQUITY(DEFICIT)
-Additional paid-in capital	$33,126,309	$33,418,853	$292,544	1,2
-Accumulated deficit	$(34,165,601)	$(34,133,178)	$32,423	1,2
-Total stockholders’ equity (deficit)	$(1,025,528)	$(701,561)	$324,967	1,2
-Total liability and stockholder’s equity (deficit)	$1,104,527	$1,159,405	$54,878	1,2

STATEMENT OF OPERATIONS
Three month period ended June 30, 2010

OTHER (EXPENSES)INCOME
- Selling, general and administrative	$374,176	$307,741	$(66,435)	2
- Total operating expense	$570,877	$504,442	$(66,435)	2
- Loss from operations	$(570,360)	$(503,925)	$66,435	2
- Gain/loss from derivative liability	$38,450	0	38,450	1
-Accretion of debt discount	$(74,000)	$(96,748)	$(22,748)	1
-Financing costs related to debt discount	$0	$(86,575)	$(86,575)	1
-Total other income	$(90,973)	$(238,746)	$(147,773)	1
-Net loss	$(661,333)	$(742,671)	$(81,338)	1,2

STATEMENT OF OPERATIONS
Six month period ended June 30, 2010

OTHER (EXPENSES)INCOME
- Selling, general and administrative	$838,024	$720,861	$(117,163)	2
- Total operating expense	$1,351,674	$1,234,511	$(117,163)	2
- Loss from operations	$(1,348,633)	$(1,231,470)	$117,163	2
- Gain/loss from derivative liability	$(104,059)	0	104,059	1
-Accretion of debt discount	$(152,109)	$(186,798)	$(34,689)	1
-Financing costs related to debt discount	$0	$(147,770)	$(147,770)	1
- Beneficial conversion feature on loan	$(212,000)	$(318,439)	$(106,439)	1
-Total other income	$(544,836)	$(729,675)	$(184,839)	1
-Net loss	$(1,893,469)	$(1,961,145)	$(67,676)	1,2

STATEMENT OF CASH FLOWS
Six month period ended June 30, 2010

-Net loss at June 30, 2010	$(1,893,469)	$(1,961,145)	$(67,676)	1,2
-Derivative liability	$104,059	$0	$(104,059)	1
-Accretion of debt discount	$152,109	$186,798	$34,689	1
-Financing costs related to debt discount	$0	$147,770	$147,770	1
- Beneficial conversion feature on loan	$212,000	$318,439	$106,439	1
-Decrease (increase) in prepaid and other	$(18,704)	$(10,867)	$7,837	2
-Increase (decrease) in accrued Interest	$21,323	$0	$(21,323)	3
-Increase (decrease) in accrued liabilities	$12,132	$33,955	$21,823	3
-Net cash flows used in operating activities	$(1,299,180)	$(1,172,680)	$126,500	1

-Net proceeds from stock sales	$120,436	$233,920	$133,484	3
-Net proceeds from warrants issued with stock	$133,484	$0	$(133,484)	3
-Proceeds from shareholder loans	$111,000	$0	$(111,000)	3
-Payments on shareholders loan	$(135,560)	$(22,354)	$113,206	3
-Payments on capital leases	$0	$(2,706)	$(2,706)	3
-Payment of loan costs	$0	$(126,000)	$(126,000)	1
Net cash flows from financing activities	$1,209,360	$1,082,860	$(126,500)	1

REFERENCE

1 Correct a classification of warrants as equity with no derivative liability

2 Prior period posting errors relating to accounts payable

3 Correct classification error

I. Subsequent Events

The Company has evaluated subsequent events from June 30, 2011 through the date the original financial statements were issued and determined that there are the following events to disclose.

Loans

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

Relocation of manufacturing operations

In June 2011, Viper Motorcycle Company started its relocation from Hopkins, MN to Auburn, Alabama. The new 63,000 sq ft world class production facility is situated on 13 acres. The plant is large enough to produce up to 1,000 units per year and can be expanded to a maximum footprint of 163,000 square feet.

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

Operating Expenses

From our inception in November 2002 through June 30, 2011, we have incurred total operating expenses of $35,115,686 including $6,034,955 of research and development expenses and $21,260,629 of selling, general and administrative expenses.

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

Comparison of Quarter Ended June 30, 2011 and June 30, 2010.

Revenues and Gross Profit

There was $2,962 of motorcycle and parts revenue for the 2nd quarter of 2011 as compared to $1,621 for the 2nd quarter of 2010. There were only parts sold during the 2nd quarter of 2011 and 2010.

Research and Development Expenses

Research and development for the quarter reported was $2,951 compared to $196,701 for the same period in 2010. This decrease was due to minimal development expense as the Company moved into production.

Selling, general and administrative expenses

Selling, general and administrative expenses increased to $630,152 for the 2nd quarter of 2011 from $307,741 for the same quarter of 2010. Our selling and general administrative expenses were higher due to the relocation to the Auburn location and the hiring of new personnel.

Loss from operations

Operational loss for the 2nd quarter of 2011 was $632,859 compared to $503,925 for the same quarter of 2010. This decreased loss in the 2nd quarter of 2010 was due primarily to minimal development expense as the Company moved into production.

Interest expense

Interest expense for the 2nd quarter of 2011 was $11,744 compared to $57,101 for the same quarter of 2010. This decrease during the 2nd quarter of 2011 was due to reduced debt.

No income tax benefit was recorded regarding our net loss for the 2nd quarters of 2011 and 2010; since we could not determine that it was more likely than not that any tax benefit would be realized in the future.

Comparison of the Six months Ended June 30, 2011 and June 30, 2010.

Revenues and Gross Profit

There was $38,735 of parts revenue for the first six months of 2011 as compared to $22,596 for the first six months of 2010. During the first six months of 2011 and 2010, there were no motorcycles sold.

 Research and Development Expenses

Research and development for the first six months of 2011 was $4,156 compared to $513,650 for the same period of 2010. This decrease was due to minimal development expense as the Company moved into production.

Selling, general and administrative expenses

Selling, general and administrative expenses for the first six months of 2011 were $1,143,126 compared to $720,861 for the same period in 2010. Our increased selling and general administrative expenses reflected the expenses incurred in relocating to Auburn and the hiring of new employees late in the 2nd quarter.

Loss from operations

Operational loss for the first six months of 2011 was $1,154,752 compared to $1,231,470 for same period in 2010. This decreased loss in the 2nd quarter of 2010 was due to minimal development expense as the Company moved into production.

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

Liquidity and Capital Resources

Since our inception, we have financed our development, capital expenditures, and working capital needs through sale of our common stock to investors in private placements and substantial loans from our principal shareholders. We raised a total of approximately $12.4 million through the sale of our common stock in private placements, and in excess of $6.5 million through loans from our principal shareholders and outside sources.

As of June 30, 2011, we had cash resources of $328,945, total liabilities of $696,214 and a negative working capital position of $60,171.

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

Cash Flow Information

Net cash consumed by operating activities was $910,859 during the six months ended June 30, 2011 compared to consuming cash in the amount of $1,172,680 for the six months ended June 30, 2010. There was cash used from investing activities for the six months of 2011 of $129,756 as compared to $2,731 used during the six months of 2010. Cash generated from financing activities for the six months ended June 30, 2011 was $1,353,981 compared to $1,082,860 for the six months ended June 30, 2010.

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

Forward-Looking Statements

This quarterly report on Form 10-Q/A contains “forward-looking statements” within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. Statements expressing expectations regarding our future and projections we make relating to products, sales, revenues and earnings are typical of such statements. All forward-looking statements are subject to the risks and uncertainties inherent in attempting to predict the future. Our actual results may differ materially from those projected, stated or implied in our forward-looking statements as a result of many factors, including, but not limited to, our overall industry environment, customer and dealer acceptance of our products, effectiveness of our dealer network, failure to develop or commercialize new products, delay in the introduction of products, regulatory certification matters, production and or quality control problems, warranty and/or product liability matters, competitive pressures, inability to raise sufficient working capital, general economic conditions and our financial condition.

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

Item 3. Controls and Procedures

Evaluation of disclosure controls and procedures

The Company’s Chief Executive and Chief Financial Officer, John R. Silseth and Timothy C. Kling, have reviewed the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon this review, these two officers believe that the Company’s disclosure controls and procedures were ineffective in ensuring that information that is required to be disclosed by the Company in reports that it files under the Securities Exchange Act of 1934 is recorded, processed and summarized and reported within the time periods specified in the rules of the Securities and Exchange Commission.

The Company’s disclosure controls and procedures were ineffective during this reporting period. The Company was in the process of moving its headquarters and replacing its Chief Financial Officer. As a result, varies documents that were required to report timely were delayed in transit. This delay was the cause for the 10-Q/A extension. Management has received these documents and believes that future disclosures controls will be effective.

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
Timothy C. Kling Principal Financial Officer

June 15, 2012

Auburn, Alabama

21

VIPER POWERSPORTS INC.

INDEX TO EXHIBITS

Form 10-Q/A for Quarter Ended June 30, 2011	Commission File No. 000-51632

Exhibit
Number	Description
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

