Form 10-Q
period 2012-06-30
VIPER POWERSPORTS INC
filed 2012-08-13
CIK 1337213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 1O-Q

 ☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares of common stock outstanding was 19,111,724 as of July 30, 2011.

Transitional Small Business Disclosure Format (check one): Yes ☒   No ☐

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION
Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis	9
Item 3.	Controls and Procedures	16

PART II: OTHER INFORMATION
Item 6.	Exhibits	17

SIGNATURE:		18

INDEX TO EXHIBITS
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 101.INS
Exhibit 101.SCH
Exhibit 101.CAL
Exhibit 101.DEF
Exhibit 101.LAB
Exhibit 101.PRE

PART 1: FINANCIAL INFORMATION

Item 1:  Financial Statements

Viper Powersports Inc.

Consolidated Balance Sheets

(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:

Cash	$99,216	$27,896
Accounts receivable, net of allowance	83,666	8,803
Inventory and supplies	805,077	523,174
Prepaid expenses and other	342,705	101,602
Total current assets	1,330,664	661,475
Fixed assets:
Office and computer equipment	96,733	96,733
Manufacturing and development equipment	542,835	242,835
Vehicles	248,937	248,937
Leasehold improvements	63,363	63,363
	951,868	651,868
Accumulated depreciation	(206,432)	(140,715)
Total fixed assets	745,436	511,153
Other assets:
Rental deposit and other	14,200	13,400
Intangibles	415,000	0
Deferred financing cost	2,472,003	0

Total assets	$4,977,303	$1,186,028

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$123,038	$222,319
Accrued liabilities	183,756	205,091
Notes payable	0	233,621
Notes payable – related party, net of discount	222,000	175,111
Current portion of long-term liabilities	100,000	100,000
Total current liabilities	628,794	936,142
Long-term liability
Long-term note payable	2,613,783	170,000
Total long-term liabilities	2,613,783	170,000

Total liabilities	3,242,577	1,106,142
Stockholders’ equity (deficit):
Preferred stock, $.001 par value; authorized 20,000,000 shares; 0 and 1,386,469 shares issued and outstanding , respectively	0	1,386
Common stock, $.001 par value; authorized 100,000,000 shares; 51,799,305 and 28,692,252 shares issued and outstanding, respectively	51,799	28,692
Additional paid-in capital	45,720,734	40,812,394
Accumulated deficit	(44,037,807)	(40,762,586)
Total stockholders’ equity	1,734,726	79,886

Total liabilities and stockholders’ equity	$4,977,303	$1,186,028

See accompanying notes to the financial statements

Viper Powersports Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenue	$210,627	$2,962	$284,799	$38,735
Cost of revenue	193,706	2,718	277,118	46,205
Gross profit	16,921	244	7,681	(7,470)

Operating expense:
Research and development costs	48,438	2,951	78,685	4,156
Selling, general and administrative	1,336,632	630,152	1,942,507	1,143,126

Total operating expense	1,385,070	633,103	2,021,192	1,147,282

Loss from operations	(1,368,149)	(632,859)	(2,013,511)	(1,154,752)

Other (expenses) income:
Interest expense	(217,902)	(11,744)	(319,328)	(35,420)
Accretion of debt discount	(380,600)	(83,304)	(461,088)	(83,304)
Financing cost, debt discounts	(511,650)	(183,566)	(511,650)	(183,566)
Gain on extinguishment of debt	0	0	30,356	0
Beneficial conversion feature on loan	0	(211,730)	0	(211,730)
Other income (expense)	0	1,463	0	1,463

Total other (expense) income	(1,110,512)	(488,881)	(1,261,710)	(512,557)

Net loss	(2,478,301)	(1,121,740)	(3,275,221)	(1,667,309)

Less: Deemed dividend of preferred stock	0	327,794	0	327,794
Net loss attributed to common shareholders	$(2,478,301)	$(1,449,534)	$(3,275,211)	$(1,995,103)

Net loss per common share:
Basic and diluted	$(0.05)	$(0.08)	$(0.09)	$(0.11)

Weighted average shares common stock outstanding	46,131,870	18,720,447	38,497,835	18,438,917

See accompanying notes to the financial statements.

Viper Powersports Inc.

Statement of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2012	2011

Cash Flows Used in Operating Activities:
Net loss	$(3,275,221)	$(1,667,309)
Expenses not requiring an outlay of cash:
Depreciation	65,717	13,212
Common stock and warrants issued for compensation and services	532,743	347,425
Beneficial conversion feature on convertible loan	0	211,730
Accretion of debt discount	461,088	83,304
Financing costs related to debt discount	511,650	183,566
Gain on extinguishment of debt	(30,356)	0
Non cash interest	188,701	0
Common stock issued to convert accrued interest	0	3,164
Changes to operating assets and liabilities:

Decrease (increase) in accounts receivable	(74,863)	(6,513)
Decrease (increase) in inventory and supplies	(281,903)	(39,655)
Decrease (increase) in prepaids and other	(241,903)	1,330
Increase (decrease) in accounts payable	(99,325)	(83,473)
Increase (decrease) in accrued liabilities	(21,335)	42,360

Cash flows used in operating activities	(2,264,963)	(910,859)

Cash Flows Used in Investing Activities:
Purchase of intellectual property	(415,000)	0
Purchase of fixed assets	(300,000)	(129,756)

Cash flows used in investing activities	(715,000)	(129,756)

Cash Flows from Financing Activities:
Net proceeds from sale of preferred stock	0	549,849
Net proceeds from sale of common stock	443,500	435,543
Proceeds from notes payable	2,538,783	425,000
Payments on notes payable	(65,000)	(51,078)
Payments on stockholder loans	(287,000)	0
Payments on loan costs	0	(55,333)
Proceeds from loans from stockholders, related parties	421,000	50,000
Cash flows from financing activities	3,051,283	1,353,981

Net increase in cash	71,320	313,366
Cash at beginning of period	27,896	15,579

Cash at end of period	$99,216	$328,945
Supplemental Non-Cash Financing Activities and Cash Flow Information:
Preferred stock issued for debt	$0	$425,000
Common stock issued for debt and expenses	$75,000	$325,000
Stock warrants issued with short-term loans	$0	$75,000
Interest converted	$0	$35,419
Deemed dividend on preferred stock	$0	$327,794

See accompanying notes to the financial statements

Viper Powersports Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A. Basis of Presentation

The consolidated balance sheet as of June 30, 2012, the consolidated statements of operations for the six months ended June 30, 2012 and 2011 and the consolidated statements of cash flows for the six months ended June 30, 2012 and 2011 have been prepared by Viper Powersports Inc., (the ”Company”) without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, as of June 30, 2012 and results of operations and cash flows for the six months ended June 30, 2012 and 2011 have been made.

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

For comparison, the Company’s Form 10-Q for the quarter ended June 30, 2011 was restated. When comparative data is used in this statement, the Company is referencing the restated Form 10-Q/A

B. Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has a positive working capital position of $701,870 as of June 30, 2012. However, future current cash and cash available may not sufficient to fund operations beyond a short period of time. These conditions create uncertainty as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

C. Common Stock Transactions

During the three months ended March 31, 2012, the Company issued 666,666 shares of common stock for $100,000 in cash less $31,718 of cost recorded in general and administrative.

During the three months ended March 31, 2012, 1,019,801 Preferred Shares have been converted into 3,824,255 common shares.

During 2011, the Company issued 1,386,469 Convertible Preferred Shares at a price of $0.75. Based on the last five trading days of December 2011, a conversion price of $0.20 was set. The conversion rate was 3.75 Common Shares for one (1) Preferred Share.

During the three months ended June 30, 2012, the Company issued 2,333,334 shares of common stock to thirteen accredited investors for $350,000 in cash less $29,169 of cost recorded in general and administrative.

During the three months ended June 30, 2012, the Company issued 500,000 shares of common stock to two accredited investors for $75,000 for conversion of short-term notes.

During the three months period ended June 30, 2012, 366,667 Preferred Shares have been converted into 1,375,001 common shares. During 2011, the Company issued 1,386,469 Convertible Preferred Shares at a price of $0.75. Based on the last five trading days of December 2011, a conversion price of $0.20 was set. The conversion rate was 3.75 Common Shares for one (1) Preferred Share.

During the three months period ended June 30, 2012, the Company issued 2,426,668 shares of unregistered common stock to five accredited investors in consideration for their conversion of debt owed to them by the Company in the total amount of $364,000.

Viper Powersports Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

D. Common Stock Transaction for Services

During the three months ended March 31, 2012, the Company issued 500,000 shares of common stock to one accredited investor for $135,000 of services recorded as an expense in general and administrative. The market closing price on this date was used to value the stock issued for services.

During the three months ended June 30, 2012, the Company issued 532,000 shares of common stock to three accredited investors for $149,640 of services recorded as an expense in general and administration. The market closing price on this date was used to value the stock issued for services.

As an inducement to Precious Capital LLC to make this loan to Viper Motorcycle Company, the Company issued a total of 9,694,128 unregistered shares of its common stock to Precious Capital LLC, which common shares were offered and sold by the Company in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended.

As an inducement to three accredited investors to convert their notes, the Company issued 1,255,000 shares of common stock for a value of $414,150.

E. Warrants for Services

During the three months ended March 31, 2012, the Company issued 100,000 warrants for shares of common stock for $27,971 of services recorded as an expense in general and administration. The Company valued the warrants issued using the Black-Scholes model.

During the three months period ended June 30, 2012, the Company issued 1,359,550 warrants for shares of common stock for $313,133 of services recorded as an expense in general and administration. The Company valued the warrants issued using the Black-Scholes model.

F. Loans

The Company entered into two 180-day loan agreements for $100,000 each from January 1, 2012 through March 31, 2012. These loans are convertible and carry a 12.0% interest rate. Each agreement also required the Company to issue 650,000 warrants to purchase the applicable number of shares of common stock at $.15 per share. The Company valued the warrants issued using the Black-Scholes model. The relative fair value method was used to allocate the proceeds between the warrants and the loans, resulting in a debt discount, which is then accreted over the life of the loans. Any remaining unamortized debt discount at the time of conversion has been accreted to financing cost.

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

On March 22, 2012, the Company received $25,000 from an accredited investor from a private placement. As of March 31, 2012, the shares were not issued and were classified as a payable. The loan was converted into share during the second quarter of 2012.

On April 24, 2012, Viper Motorcycle Company (“VMC”), as Borrower and being a wholly owned subsidiary of registrant Viper Powersports Inc., entered into a Loan and Security Agreement (the “Loan Agreement”) with Precious Capital LLC , of New York City, as Lender. The Loan Agreement provides funding through advances to VMC under a line of credit not to exceed $6,000,000, with interest on outstanding principal payable at an annual rate of 15% per annum. All outstanding principal of this loan and any accrued interest is due to Lender in full, thirty-six (36) months from the date of the Loan Agreement. The outstanding principal of this loan may be prepaid by VMC, in whole or in part, at any time.

•	Upon closing this loan, VMC received an initial loan advance of $2,500,000. The Loan Agreement required the funds from this initial advance to be used by VMC as follows: payment of outstanding debt of $280,000 including $80,000 owed to a director of the Company; payment of $640,000 to acquire the assets of Precision Metal Fab Racing, a manufacturer and marketer of high performance motorcycle components based in suburban Minneapolis; prepaid payment of loan interest to the Lender of $375,000; payment of $330,000 to complete acquiring engine development IP technology from Ilmor; payment not to exceed $450,000 for manufacturing equipment and tooling; payment of $180,000 for loan brokerage commissions; payment not to exceed $128,000 for motorcycle components inventory and other immediate operational expenditures; and the balance for miscellaneous permitted expenditures including payment of professional and other expenses of VMC and the Lender related to this loan transaction and its closing.
•	Under the terms of the Loan Agreement, any further advances to VMC beyond the initial $2,500,000 shall be in the Lender’s sole and absolute discretion, and no advance may be requested by VMC after April 24, 2014. The loan terms also require that at no time shall the outstanding balance of this loan exceed a “Balancing Formula” as defined in the Loan Agreement, which formula approximates 60% of the values of certain defined tangible and intangible assets of VMC and the Company.
•	To provide the required collateral for this loan, both VMC and the Company entered into various security, pledge and guaranty agreements to guarantee payment to the Lender and secure the Lender with all tangible and intangible assets of VMC and the Company as set forth in the Loan Agreement and its supporting documents, including the Company’s 100% ownership of VMC. In addition, the future payment to the Lender of all outstanding principal and accrued interest of this loan was guaranteed unconditionally by the Chief Executive Officer and Chief Financial Officer of the Company.
•	The Loan Agreement also contains numerous representations, warranties and covenants of VMC, detailed terms for the opening and operation of certain banking Special Deposit Accounts as required by the Lender, default provisions and other standard loan contract provisions.
•	As an inducement to the Lender to make this loan to VMC, the Company issued a total of 9,694,128 unregistered shares of its common stock to the Lender, which common shares were offered and sold by the Company in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended. The cost of this issuance was capitalized to deferred financing costs and will be amortized on a straight-line basis over the life of the loan as additional interest.
•	The Loan Agreement also provides that none of the common stock of the Company owned by the Lender or by the Chief Executive Officer and Chief Financial Officer of the Company can be sold or otherwise disposed of during the three-year term of this loan.

Viper Powersports Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

G. Inventories

Inventories are stated at the lower of cost or market. Cost is determined by using first-in, first-out method (FIFO). Demonstration motorcycles are stated at manufacturing cost with reserves recorded to reflect their net realizable value. The Company reviews inventory for obsolescence and excess quantities to determine that items deemed obsolete or in excess are appropriately reserved. Inventory components at June 30, 2012 are as follows:

June 30, 2012
Raw material	$25,000
Build components	289,553
Finished goods	490,524
$805,077

H. Subsidiary purchase

On April 24, 2012, the Company established a subsidiary, PMFR, Inc. (“PMFR”). The subsidiary then purchased assets from Precision Metal Fab Racing, a sole proprietor for $640,000 in cash. The acquisition of fixed assets, inventory and intangible was recorded as following:

Fixed assets (estimated life of 5 years)	$300,000
Intangible (customer list) (estimated useful life of 5 years)	85,000
Inventory	215,000
Total purchases	$600,000

Finder’s fee	40,000
Total purchase price	$640,000

The pro forma financial information is for information purposes only and does not purport to present what the Company's results would actually have been had the acquisition occurred on that date or to project the Company's results for operations for any future period:

Pro Forma Statement of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenue	$312,117	$170,667	$582,267	$408,098
Cost of revenue	242,312	148,623	464,374	326,684
Gross profit	69,805	22,044	117,893	81,414

Total operating expenses	1,395,135	652,091	2,045,870	1,180,568

Net operating loss	(1,325,330)	(630,047)	(1,927,977)	(1,099,154)

Other expenses	(1,110,152)	(816,675)	(1,261,710)	(840,351)

Net loss	(2,435,482)	(1,446,722)	(3,189,687)	(1,939,505)

Net loss per common share:
Basic and diluted	$(0.05)	$(0.04)	$(0.17)	$(0.11)

Viper Powersports Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

I. Intangibles

Under the Ilmor/Viper Contract, Ilmor had assumed all design, development, testing, quality control and manufacturing with respect to an upgraded Ilmor-designed Viper V-Twin engine. Ilmor has completed design and development operations and is now producing models of this engine based on specifications jointly developed by Ilmor and Viper. Under a payment schedule extending through November 2012, the Company was to pay Ilmor a total of $745,000 for the design, development and testing of this V-Twin engine. On April 24, 2012 Viper paid Ilmor the final $330,000 installment for the development cost. The Company will amortize this intangible over the next 60 months.

J. Subsequent Events

The Company has evaluated subsequent events from June 30, 2012 through the date the original financial statements were issued and determined that there are the following events to disclose:

Loans

On July 10, 2012, per the April 24, 2012, Loan Agreement with Precious Capital LLC, VMC was advanced $345,000 under the same terms.

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

PMFR, Inc. was incorporated by us in April 2012 as a wholly-owned Minnesota corporation. It was organized for the acquisition of Precision Metal Fab Racing’s assets. The subsidiary was formed to produce high quality chassis and suspension and other components and parts, many of which are CAD designed and CNC machined from high-grade billet aluminum stock.

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

We commenced commercial marketing, very limited production and commercial shipment of Viper motorcycles in 2009. With the completed relocation to Auburn, Alabama, the Company has started stocking inventory and will begin production of its 2012 motorcycles.

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

Continue Design and Development

We will complete development and testing of our Mamba model and a Viper three-wheeled “trike” in order to offer the Mamba commercially as soon as possible in early 2013 and the “trike” soon thereafter.

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

Market and Sell Ancillary Viper Product

In 2012, we intend to commence marketing and sales of a variety of ancillary products under our Viper brand, particularly in the large custom cruiser aftermarket. We expect our primary aftermarket sales will be our line of powerful Viper V-Twin engines, and by the end of the first quarter of 2013 we anticipate obtaining substantial revenues from Viper engine sales in this active aftermarket. We also will outsource production of ancillary Viper items from third-party suppliers including various motorcycle parts and accessories, apparel, and other Viper branded merchandise. For example, we have obtained a source to provide us with a line of Viper branded apparel. Our ancillary Viper products will be sold through multiple marketing channels including Viper dealers, independent aftermarket catalogs and our website.

Market and Sell PMFR Product

The Company, through its subsidiary PMFR, Inc., purchased the assets and business of Precision Metal Fab Racing on April 24, 2012. During 2012, we intend to commence marketing and sales of a variety of premium motorcycle products under the PMFR brands. These include frameworks, front ends, brake systems, handlebars, triple trees, various chrome or polished wheels, mounts, swing arms and foot pegs utilized in the custom motorcycle market. In addition, PMFR specializes in components associated with various racing configurations.

Location of manufacturing operations

Viper Motorcycle Company is located in Auburn, Alabama. The 63,000 sq ft world class production facility is situated on 13 acres. The plant is large enough to produce up to 1,000 units per year and can be expanded to a maximum footprint of 163,000 square feet.

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

On April 24, 2012, the Company initiated its subsidiary PMFR, Inc. This subsidiary will manufacture high performance racing and custom motorcycle components and accessories. PMFR purchase included an established customer base that will continue to be a profitable subsidiary. In addition, the Company plans to reduce its internal cost of purchasing by utilizing PMFR’s excess capacity.

Results of Operations

Revenues

Beginning in 2012, the Company began the full production and sale of motorcycles, with five motorcycles sold in the first six months of 2012. Future revenues will continue to increase from the sale of Viper super-cruisers as we expand our dealer network. In addition, we expected increased sales of our proprietary engines in the aftermarket by the second quarter of 2013.

Our subsidiary PMRF, Inc. will continue to produce racing and after-market parts for both external sale and internal consumption.

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

Comparison of quarter ended June 30, 2012 and June 30, 2011.

Revenues and Gross Profit

There was $210,627 of motorcycle and parts revenue for the second quarter of 2012 as compared to $2,962 for the same period of 2011. There were three bike sales during this quarter of 2012 while there were only parts sold during the same quarter of 2011.

 Research and Development Expenses

Research and development for the quarter reported was $48,438 compared to $2,951 for the same period in 2011. This increase was due to development expenses related to current and future models as the Company moved into production.

Selling, general and administrative expenses

Selling, general and administrative expenses increased to $1,336,632 for the second quarter of 2012 from $630,152 for the same quarter of 2011. Our selling and general administrative expenses were higher due to loan cost associated with acquisition of the operating loan.

Loss from operations

Operational loss for the second quarter of 2012 was $1,368,149 compared to $632,859 for the same quarter of 2011. This increased loss in the second quarter of 2011 was due to higher loan cost associated with acquisition of the operating loan.

Interest expense

Interest expense for the second quarter of 2012 was $217,902 compared to $11,744 for the same quarter of 2011. This increase during the second quarter of 2012 was due to interest related to the new debt.

No income tax benefit was recorded regarding our net loss for the second quarters of 2012 and 2011; since we could not determine that it was more likely than not that any tax benefit would be realized in the future.

Comparison of the six months ended June 30, 2012 and June 30, 2011.

Revenues and Gross Profit

There was $284,799 of motorcycle and parts revenue for the first six months of 2012 as compared to $38,735 for the same period of 2011. There were five motorcycles sold the first six months of 2012 while there were no motorcycles sales in 2011.

 Research and Development Expenses

Research and development for the first six months of 2012 was $78,685 compared to $4,156 for the same period of 2011. This increase was due to development expense as the Company moved to finalize and produce its new model.

Selling, general and administrative expenses

Selling, general and administrative expenses for the first six months of 2012 were $1,942,507 compared to $1,147,282 for the same period in 2011. Our increased selling and general administrative expenses reflected the expenses incurred in acquiring the new operating loan.

Loss from operations

Operational loss for the first six months of 2012 was $2,013,511 compared to $1,231,470 for same period in 2011. This increase of the loss for the same period in 2011 was due to primarily to expenses incurred in acquiring the new operating loan.

Interest expense

Interest expense for the first six months of 2012 was $319,328 compared to $35,420 for the same period of 2011. This increase during the same period of 2011 was due to new long-term debt of the Company.

No income tax benefit was recorded regarding our net loss for the first six months of 2012 and 2011; since we could not determine that it was more likely than not that any tax benefit would be realized in the future.

We currently employ 16 persons including our management, production, engineering, marketing and administrative personnel. We expect to hire 2-3 assembly and administrative personnel during 2012 to support our anticipated commercial production and sales of Viper cruisers. Other than these additional anticipated personnel, we do not anticipate needing any additional personnel during the next twelve months. None of our employees belong to a labor union, and we consider our relationship with our employees to be good.

Liquidity and Capital Resources

As of June 30, 2012, we had cash resources of $99,216, total liabilities of $3,242,577 and a positive working capital position of $701,870.

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

The report of our independent registered accounting firm for our audited financial statements for the year ended December 31, 2011, states that there is substantial doubt about the ability of our business to continue as a going concern.

Cash Flow Information

Net cash consumed by operating activities was $2,264,963 during the six months ended June 30, 2012 compared to consuming cash in the amount of $910,859 for the same period in 2011. This increase is associated with the financing cost associated with the new long-term debt.

Net cash used from investing activities for the six months of 2012 of $715,000 as compared to $129,756 used during the same period in 2011. This cash use is associated with the purchase of asset for PMFR and the final engine payment to Ilmor Engineering.

Cash generated from financing activities for the six months ended June 30, 2012 was $3,051,283 compared to $1,136,346 for the same period in 2011. This increase is associated with a new long-term loan entered into during 2012.

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

Change of Auditor

The Company completed a competitive process to review the appointment of the Company’s independent registered public accounting firm for the year ending December 31, 2012. As a result of this process on June 12, 2012, the Directors engaged Hein & Associates LLP as the Company’s Child, Van Wagoner & Bradshaw, PLLC from that role.

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

Forward-Looking Statements

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. Statements expressing expectations regarding our future and projections we make relating to products, sales, revenues and earnings are typical of such statements. All forward-looking statements are subject to the risks and uncertainties inherent in attempting to predict the future. Our actual results may differ materially from those projected, stated or implied in our forward-looking statements as a result of many factors, including, but not limited to, our overall industry environment, customer and dealer acceptance of our products, effectiveness of our dealer network, failure to develop or commercialize new products, delay in the introduction of products, regulatory certification matters, production and or quality control problems, warranty and/or product liability matters, competitive pressures, inability to raise sufficient working capital, general economic conditions and our financial condition.

Our forward-looking statements speak only as of the date they are made by us. We undertake no obligation to update or revise any such statements to reflect new circumstances or unanticipated events as they occur, and you are urged to review and consider all disclosures we make in this and other reports that discuss risk factors germane to our business, including those risk factors in our Form 10-K for the period ended December 31, 2011.

.

Item 3. Controls and Procedures

Evaluation of disclosure controls and procedures

As of June 30, 2012, management assessed the effectiveness of our internal control over financial reporting. The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company's Principal Executive Officer and Chief Financial Officer and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our financial statements as of June 30, 2012.

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
Timothy C. Kling Principal Financial Officer

August 10, 2012

Auburn, Alabama

18

VIPER POWERSPORTS INC.

INDEX TO EXHIBITS

Form 10-Q for Quarter Ended June 30, 2012	Commission File No. 000-51632

Exhibit
Number	Description
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	Definition Linkbase Document
101.LAB	Label Linkbase Document
101.PRE	Presentation Linkbase Document

