Form 10-Q/A
period 2011-09-30
VIPER POWERSPORTS INC
filed 2012-11-13
CIK 1337213

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

The number of shares of common stock outstanding was 19,111,724 as of August 18, 2011.

Transitional Small Business Disclosure Format (check one): Yes ☒   No ☐

The Company is filing the Amended 10-Q for the period ended September 30, 2011. The amended 10-Q/A addresses the following items;

1)	Derivative Liability – The Company reevaluated the classification of its warrants based on ASC 815-40-25-7 through 815-40-25-35 through a review with the Office of the Chief Accountant with the U.S. Securities & Exchange Commission. The Office did not object to the classification of the warrants as equity rather than a liability. Accordingly, the Company is amending the September 30, 2011 and 2010 10-Q/A to reflect the classification in permanent equity.

2)	Error correction for reclassification of loans and warrants

The Company is filing the Amended 10-Q for the period ended September 30, 2010. The amended 10-Q addresses the following items;

1)	Derivative Liability – The Company reevaluated the classification of its warrants based on ASC 815-40-25-7 through 815-40-25-35 through a review with the Office of the Chief Accountant with the U.S. Securities & Exchange Commission. The Office did not object to the classification of the warrants as equity rather than a liability. Accordingly, the Company is amending the September 30, 2011 and 2010 10-Q/A to reflect the classification in permanent equity.

2)	Accounts Payables restatement – In reviewing the beginning balances of Accounts Payable, the Company discovered that errors were recorded during the prior years. The Company is making a prior period adjustment to retained earnings to correct these entries. In addition, an adjustment to the ending Accounts Payable accrual is made to correct entries made during 2010.

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION	2
Item 1. Financial Statements	2
Item 2. Management’s Discussion and Analysis	11
Item 3. Controls and Procedures	18

PART II: OTHER INFORMATION	19
Item 6. Exhibits	19

SIGNATURE:	20

INDEX TO EXHIBITS	21
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

PART 1: FINANCIAL INFORMATION

Item 1:  Financial Statements

Viper Powersports Inc.

(A Development Stage Company)

Consolidated Balance Sheets

	Restated (Note H) September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash	$16,994	$15,579
Accounts receivable, net of allowance	6,303	0
Inventory and supplies	161,154	190,930
Prepaid expenses and other	41,873	1,330
Total current assets:	226,324	207,839

Fixed assets:
Office and computer equipment	96,733	124,100
Manufacturing and development equipment	232,196	272,254
Vehicles	99,829	101,799
Leasehold improvements	49,248	90,446
Accumulated depreciation	(150,126)	(507,989)
Total fixed assets:	327,880	80,610

Other assets:
Rental deposit and other	17,410	4,010
Long-term inventory	431,261	431,261
Total other assets:	448,671	435,271

Total assets:	$1,022,875	$723,720

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$200,743	$132,512
Accrued liabilities	110,530	181,325
Notes payable	199,511	129,000
Notes payable – related party	170,001	304,513
Current portion of long-term note payable	100,000	0
Total current liabilities:	780,785	747,350

Long-term liability
Long-term note payable	170,000	0
Total long-term liabilities:	170,000	0

Total liabilities:	950,785	747,350
Stockholders’ equity (deficit):
Preferred stock, $.001 par value; authorized 20,000,000 shares; 1,353,135 and 0 shares issued and outstanding , respectively	1,386	0
Common stock, $.001 par value; authorized 25,000,000 shares; 19,111,724 and 17,719,280 shares issued and outstanding, respectively	23,237	17,719
Additional paid-in capital	40,658,670	36,549,869
Accumulated deficit during the development stage	(40,631,203)	(36,591,218)
Total stockholders’ equity (deficit):	52,090	(23,630)

Total liabilities and stockholders’ equity (deficit):	$1,002,875	$723,720

See accompanying notes to the financial statements

Viper Powersports Inc.

(A Development Stage Company)

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Cumulative from Inception November 18, 2002 through September 30, 2011
	2011	2010	2011	2010
	Restated (Note H)	restated (Note H)	restated (Note H)	restated (Note H)	restated (Note H)
Revenue	$166,166	6,561	$204,901	29,157	1,294,763
Cost of revenue	162,787	3,301	208,992	22,856	1,255,589
Gross profit	3,379	3,260	(4,091)	6,301	39,174

Operating expense:
Research and development costs	14,983	18,610	19,139	532,260	6,048,447
Selling, general and administrative	1,478,242	380,367	2,621,550	1,101,228	22,977,838
Loss on impairment of assets	0	0	0	0	7,581,317

Total operating expense	1,493,407	398,977	2,640,689	1,633,488	36,609,093

Loss from operations	(1,490,028)	(395,717)	(2,644,780)	(1,627,187)	(36,569,919)

Other (expenses) income:
Interest expense	(5,324)	(43,441)	(40,744)	(121,855)	(1,559,650)
Loss on sale of assets	0	0	0	0	(18,994)
Accretion of debt discount	0	(77,032)	(83,304)	(263,830)	(647,804)
Financing cost, debt discounts	0	0	(183,566)	(147,770)	(609,668)
Beneficial conversion feature on loan	0	(56,000)	(211,730)	(374,439)	(612,799)
Other income (expense)	0	0	1,463	1,746	348,259

Total other (expense) income	(5,324)	(176,473)	(517,881)	(906,148)	(3,183,960)

Net loss	(1,495,352)	(572,190)	(3,162,661)	(2,533,335)	(39,753,879)

Deemed dividend of preferred stock	0	0	(327,794)	0	(327,794)
Net loss attributed to common shareholders	$(1,495,352)	(572,190)	$(3,490,455)	(2,533,335)	(40,111,673)

Net loss per common share:

Basic and diluted	$(0.07)	(0.04)	$(0.17)	(0.14)

Weighted average shares Common stock outstanding	19,979,738	14,125,629	19,021,687	13,820,104

See accompanying notes to the financial statements.

Viper Powersports Inc.

(A Development Stage Company)

Statement of Cash Flows

(Unaudited)

	Nine Months Ended September 30,		Cumulative from Inception November 18, 2002 Through September 30, 2011
	2011	2010
Cash Flows Used in Operating Activities:	restated (Note H)	restated (Note H)	restated (Note H)
Net loss	$(3,162,661)	$(2,533,335)	$(39,753,879)
Expenses not requiring an outlay of cash:
Depreciation	55,568	16,217	633,069
Common stock and warrants issued for compensation and services	1,159,515	90,500	9,783,051
Beneficial conversion feature on convertible loan	211,730	374,439	612,799
Accretion of debt discount	83,304	263,830	550,032
Bad debt expense	0	0	105,707
Amortization of financing costs related to debt discount	183,566	147,770	570,640
Warrant issued for inducement to convert debt	0	0	407,264
Impairment loss – inventory	0	0	7,581,317
Common stock issued to convert accrued interest	3,164	0	126,978
Changes to operating assets and liabilities:
Decrease (increase) in accounts receivable – net of bad debts	(6,303)	81,648	(113,487)
Decrease (increase) in inventory and supplies – net of obsolescence	29,776	(384,227)	(796,539)
Decrease (increase) in prepaids and other	(53,943)	22,828	(106,966)
Increase (decrease) in accounts payable	68,231	113,532	507,018
Increase (decrease) in accrued liabilities	(70,795)	56,009	(35,009)

Cash flows used in operating activities	(1,498,848)	(1,750,789)	(19,927,794)

Cash flows Used in Investing Activities:
Proceeds from sale of fixed assets	0	0	18,994
Funding from Thor Performance for engine development	0	0	150,000
Purchase of intellectual property	0	0	(35,251)
Purchase of fixed assets	(220,796)	(5,977)	(1,082,732)

Cash flows used in investing activities	(220,796)	(5,977)	(913,738)

Cash Flows from Financing Activities:
Net proceeds from sale of preferred stock	599,849		549,849
Net proceeds from sale of common stock	510,543	547,359	12,428,331
Proceeds from notes payable	690,000	1,250,000	2,542,169
Payments on notes payable	(74,000)	(75,000)	(314,626)
Payments on stockholder loans	0	(22,669)	(516,069)
Payments on capital leases	0	(2,706)	(126,000)
Payments on loan costs	(55,333)	(176,000)	(211,333)
Proceeds from loans from stockholders, related parties	50,000	146,000	6,456,205
Cash flows from financing activities	1,721,059	1,666,984	20,858,526

Net increase (decrease) in cash	1,415	(89,782)	16,994
Cash at beginning of period	15,579	100,162	0

Cash at end of period	$16,994	$10,380	$16,994
Supplemental Non-Cash Financing Activities and Cash Flow Information:
Preferred stock issued for debt	$425,000	$0	$425,000
Common stock issued for debt and expenses	$325,000	$0	$10,057,009
Common stock issued for engine development technology	$0	$0	$7,341,437
Stock warrants issued with convertible debt	$0	$181,561	$181,561
Stock warrants issued with short-term loans	$75,000	$187,509	$262,500
Stock warrants as prepaid finder’s fee	$0	$220,588	$220,588
Equipment acquired via capital lease	$0	$0	$304,740
Interest converted	$35,419	$78,414	$820,407
Deemed dividend on preferred stock	$327,794	$0	$327,794

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

B. Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has a negative working capital position of $60,171 as of September 30, 2011. Current cash and cash available are not sufficient to fund operations beyond a short period of time. These conditions create uncertainty as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Viper Powersports Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

D. Preferred Stock

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

E. Loans

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

F. Inventories

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

G. Restatement

Subsequent to issuance, Management has subsequently determined to correct the accounting procedures and has amended the September 30, 2011 financial statements.

1.	The Company corrected the classification of warrants as equity with no derivative liability.
2.	Error correction for reclassification of loans, and warrants.
3.	Reclassification of certain loans

Accordingly, the accompanying balance sheet, statement of operations, and statement of cash flows for the period amended as of September 30, 2011 have been retroactively adjusted as summarized below:

Effect of Corrections	As Previously Reported	As Restated	Adjustment	Reference
BALANCE SHEET
At September 30, 2011

LIABILITIES
-Accrued liabilities	$82,557	$110,530	$27,973	3
-Notes payable	$145,000	$199,511	$54,511	3
-Notes payable – related party	$294,512	$170,001	$(124,511)	3
-Derivative liability	$483,571	$0	$(483,571)	1
-Total current liabilities	$1,306,383	$780,785	$(525,598)	3
-Long-term note payable	$100,000	$170,000	$70,000	3
-Total long-term liabilities	$100,000	$170,000	$70,000	3
-Total liabilities	$1,406,385	$980,785	$(455,598)	1,3

STOCKHOLDERS’ EQUITY (DEFICIT)
-Additional paid-in capital	$39,706,846	$40,658,670	$74,500	2
-Accumulated deficit	$(40,134,979)	$(40,631,203)	$381,100	1,2,3
-Total stockholders’ equity (deficit)	$(403,510)	$52,090	$455,600	1,2,3

STATEMENT OF OPERATIONS
Three month period ended September 30, 2011

OPERATING EXPENSE
- Selling, general and administrative	$2,184,080	$1,478,242	$(705,656)	2
- Total operating expenses	$2,199,063	$1,493,407	$(705,656)	2
- Loss from operations	$(2,195,684)	$(1,490,028)	$705,656	2

OTHER (EXPENSES)INCOME
- Interest expense	$(5,929)	$(5,324)	$605	2
- Gain/loss from derivative liability	$266,598	$0	$(266,598)	1
-Total other income	$260,669	$(5,324)	$(265,993)	1,2
-Net loss	$(1,935,015)	$(1,495,352)	$(265.993)	1,2
-Net loss attributed to common Shareholders	$(1,935,015)	$(1,495,352)	$(265.993)	1,2
Earnings per share
-Net loss per common share	$(0.10)	$(0.07)	$0.03	1,2

STATEMENT OF OPERATIONS
Nine month period ended September 30, 2011

OPERATING EXPENSE
- Selling, general and administrative	$3,138,472	$2,621,550	$(516,992)	2

- Total operating expense	$3,157,611	$2,640,689	$(516,992)	2
- Loss from operations	$(3,161,0702	$(2,644,780)	$516,992	2

OTHER (EXPENSES)INCOME
- Interest expense	$(41,349)	$(40,744)	$605	2
- Gain/loss from derivative liability	$103,421	$0	$(103,421)	1
- Financing cost including debt discount	$0	$(183,566)	$(183,566)	3
- Beneficial conversion feature	$0	$(211,730)	(211,730)	3
- Accretion of debt discount	$0	$(83,304)	(83,304)	3
-Total other income	$63,535	$(517,881)	$(581,416)	1,3
-Net loss	$(3,098,167)	$(3,162,661)	$(64,494)	1,3
-Deemed dividend of preferred stock	$0	$(327,794)	$(327,794)	3
-Net loss attributed to common shareholders	$(3,098,167)	$(3,520,455)	$(422,288)	1,3

Earnings per share
-Net loss per common share	$(0.16)	$(0.17)	$(0.01)	1,3

STATEMENT OF CASH FLOWS
Nine month period ended September 30, 2011
-Net loss at September 30, 2011	$(3,098,167)	$(3,162,661)	$(64,494)	1,3
-Common stock and warrants issued for compensation and services	$1,848,950	$1,159,515	$(689,435)	3
-Derivative liability	$(103,421)	$0	$103,421	1
-Financing costs related to debt discount	$0	$183,566	$183,566	3
- Beneficial conversion feature on loan	$0	$211,730	$211,730	3
- Accretion of debt discount	$0	$83,304	$83,304	3
-Increase (decrease) in accounts payable	$(102,773)	$68,231	$171,004	4
-Increase (decrease) in accrued liabilities	$(98,768)	$(70,795)	$27,973	4
Net cash flows used in operating activities	$(1,525,917)	$(1,498,848)	$27,069	1,3

-Net proceeds from sale of preferred share	$525,007	$599,849	$74,842	2
-Net proceeds from sale of common shares	$624,199	$510,543	$(113,656)	2
-Net proceeds from notes payable	$600,000	$690,000	$90,000	2
-Proceeds from stockholders loans	$75,000	$50,000	$(25,000)	3
-Payment on notes payable	$(76,078)	$(74,000)	$2,078	3
- Payment on loan costs	$0	$(55,333)	$(55,333)	2
Net cash flows from financing activities	$1,748,128	$1,721,059	$(27,069)	2

REFERENCE

1 Correct a classification of warrants as equity with no derivative liability

2 Use of relative fair value of the warrants as a result of change for debt to equity of warrant classification, prior periods

3 Error correction for reclassification of loans, and warrant

4 Prior period posting errors relating to accounts payable related to changes to December 31, 2010 balances

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

Accordingly, the accompanying balance sheet, statement of operations, and statement of cash flows for the period amended as September 30, 2010 have been retroactively adjusted as summarized below:

Effect of Corrections	As Previously Reported	As Restated	Adjustment	Reference
BALANCE SHEET

At September 30, 2010
ASSETS
-Prepaid expenses and other	$189,844	$105,973	$83,871	1
-Current assets	$1,256,447	$1,172,576	$83,871	1
-Total assets	$1,364,904	$1,281,033	$83,871	1

LIABILITIES
-Accounts payable	$471,699	$375,432	$(100,099)	2
-Short-term notes payable	$1,184,690	$1,118,759	$(65,931)	2
-Total current liabilities	$2,301,040	$2,135,010	$(166,030)	2
-Derivative liabilities	$182,356	$0	$(182,356)	2
-Total long-term liabilities	$212,277	$2,135,010	$(166,030)	2
-Total liabilities	$2,513,317	$2,164,931	$(166,030)	2

STOCKHOLDERS’ EQUITY(DEFICIT)
-Additional paid-in capital	$33,646,849	$33,807,186	$160,337	1,2
-Accumulated deficit	$(34,809,606)	$(34,705,428)	$104,178	1,2
-Total stockholders’ equity (deficit)	$(1,148,413)	$(883,898)	$264,515	1,2
-Total liability and stockholder’s equity (deficit)	$1,364,904	$1,281,033	$83,871	1,2

STATEMENT OF OPERATIONS
Three month period ended September 30, 2010

OTHER (EXPENSES)INCOME
- Selling, general and administrative	$373,885	$380,367	$6,482	2
- Total operating expense	$392,495	$398,977	$6,482	2
- Loss from operations	$(389,235)	$(395,717)	$(6,482)	2
-Loss from derivative liability	$(78,297)	$0	$78,297	1
-Total other income	$(254,770)	$(176,473)	$78,297	1
-Net loss	$(664,005)	$(644,005)	$71,815	1,2
Earnings per share
-Net loss per common share	$(0.05)	$(0.04)	$0.01	1,2

STATEMENT OF OPERATIONS
Nine month period ended September 30, 2010

OTHER (EXPENSES)INCOME
- Selling, general and administrative	$1,211,909	$1,101,228	$110,681	2
- Total operating expense	$1,744,169	$1,633,488	$110,681	2

- Loss from operations	$(1,734,868)	$(1,627,187)	$(110,681)	2
- Gain/loss from derivative liability	$(182,356)	0	182,356	1
-Accretion of debt discount	$(229,141)	$(263,830)	$34,689	1
-Financing costs related to debt discount	$0	$(147,770)	$(147,770)	1
- Beneficial conversion feature on loan	$(268,000)	$(374,439)	$106,439	1
-Total other income	$(799,606)	$(906,148)	$106,542	1
-Net loss	$(2,537,474)	$(2,533,335)	$4,139	1,2

STATEMENT OF CASH FLOWS
Nine month period ended September 30, 2010
-Net loss at September 30, 2010	$(2,537,474)	$(2,533,335)	$4,139	1,2
-Derivative liability	$182,356	$0	$(182,356)	1
-Accretion of debt discount	$229,141	$263,830	$34,689	1
-Financing costs related to debt discount	$0	$147,770	$147,770	1
- Beneficial conversion feature on loan	$268,000	$374,439	$106,439	1
-Increase (decrease) in accrued Interest	$21,323	$0	$(34,686)	3
-Increase (decrease) in accrued liabilities	$34,686	$56,009	$34,686	3
-Net cash flows used in operating activities	$(1,861,470)	$(1,750,789)	$110,681	1

-Net proceeds from stock sales	$469,443	$658,040	$110,681	3
-Net proceeds from warrants issued with stock	$188,597	$0	$(188,597)	3
-Proceeds from shareholder loans	$146,000	$0	$(111,000)	3
-Payments on shareholders loan	$(201,375)	$(22,354)	$113,206	3
-Payments on capital leases	$0	$(2,706)	$(2,706)	3
-Payment of loan costs	$0	$(126,000)	$(126,000)	1
Net cash flows from financing activities	$1,777,665	$1,666,984	$(110,681)	1

REFERENCE

1 Correct a classification of warrants as equity with no derivative liability

2 Prior period posting errors relating to accounts payable

3 Correct classification error

H. Subsequent Events

The Company has evaluated subsequent events from September 30, 2011 through the date the original financial statements were issued and determined that there are the following events to disclose.

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

Operating Expenses

From our inception in November 2002 through September 30, 2011, we have incurred total operating expenses of $36,609,093 including $6,048,447 of research and development expenses and $22,977,838 of selling, general and administrative expenses.

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

Comparison of Quarter Ended September 30, 2011 and September 30, 2010.

Revenues and Gross Profit

There was $166,166 of motorcycle and parts revenue for the third quarter of 2011 as compared to $6,561 for the same quarter of 2010. There were five motorcycle sales in 2011 and only parts sold during this quarter 2010.

 Research and Development Expenses

Research and development for the quarter reported was $14,983 compared to $18,610 for the same period in 2010. This decrease was due to minimal development expense as the Company moved into production.

Selling, general and administrative expenses

Selling, general and administrative expenses increased to $630,152 for the third quarter of 2011 from $380,367 for the same quarter of 2010. Our selling and general administrative expenses were higher due to the relocation to the Auburn location and the hiring of new personnel.

Loss from operations

Operational loss for the third quarter of 2011 was $1,493,407 compared to $398,977 for the same quarter of 2010. This increase loss in the third quarter of 2010 was due primarily to minimal development expense as the Company moved into production.

Interest expense

Interest expense for the third quarter of 2011 was $5,324 compared to $43,441 for the same quarter of 2010. This decrease during the third quarter of 2011 was due to reduced debt.

No income tax benefit was recorded regarding our net loss for the third quarters of 2011 and 2010; since we could not determine that it was more likely than not that any tax benefit would be realized in the future.

Comparison of the Nine months Ended September 30, 2011 and September 30, 2010.

Revenues and Gross Profit

There was $204,901 of parts revenue for the first nine months of 2011 as compared to $29,157 for the same period of 2010. During the first nine months of 2011, there were 5 motorcycles sold compared to only parts sales in 2010.

 Research and Development Expenses

Research and development for the first nine months of 2011 was $19,139 compared to $532,260 for the same period of 2010. This decrease was due to minimal development expense as the Company moved into production.

Selling, general and administrative expenses

Selling, general and administrative expenses for the first nine months of 2011 were $2,621,550 compared to $1,101,228 for the same period in 2010. Our increased selling and general administrative expenses reflected the expenses incurred in relocating to Auburn and the hiring of new employees late in the third quarter.

Loss from operations

Operational loss for the first nine months of 2011 was $2,644,780 compared to $1,627,187 for same period in 2010. This decreased loss in the third quarter of 2010 was due to minimal development expense as the Company moved into production.

Interest expense

Interest expense for the first nine months of 2011 was $40,744 compared to $121,855 for the first nine months of 2010. This decrease during the third quarter of 2010 was due to reduced debt for the Company.

No income tax benefit was recorded regarding our net loss for the first nine months of 2011 and 2010; since we could not determine that it was more likely than not that any tax benefit would be realized in the future.

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

As of September 30, 2011, we had cash resources of $16,994, total liabilities of $950,785 and a negative working capital position of $554,461.

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

Cash Flow Information

Net cash consumed by operating activities was $1,498,848 during the nine months ended September 30, 2011 compared to consuming cash in the amount of $1,750,789 for the nine months ended September 30, 2010. There was cash used from investing activities for the nine months of 2011 of $220,796 as compared to $5,977 used during the nine months of 2010. Cash generated from financing activities for the nine months ended September 30, 2011 was $1,721,059 compared to $1,666,984 for the nine months ended September 30, 2010.

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

November 13, 2012

Auburn, Alabama

20

VIPER POWERSPORTS INC.

INDEX TO EXHIBITS

Form 10-Q/A for
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

