Form 10-Q
period 2012-09-30
VIPER POWERSPORTS INC
filed 2012-11-13
CIK 1337213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 1O-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares of common stock outstanding was 52,182,639 as of September 30, 2012

Transitional Small Business Disclosure Format (check one): Yes ☒   No ☐

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION
Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis	10
Item 3.	Controls and Procedures	17

PART II: OTHER INFORMATION
Item 6.	Exhibits	18

SIGNATURE:		19

INDEX TO EXHIBITS		20
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 101.INS
Exhibit 101.SCH
Exhibit 101.CAL
Exhibit 101.DEF
Exhibit 101.LAB
Exhibit 101.PRE

PART 1: FINANCIAL INFORMATION

Item 1:  Financial Statements

Viper Powersports Inc.

Consolidated Balance Sheets

(Unaudited)

	September 30, 2012	December 31, 2011
		(audited)
ASSETS
Current assets:
Cash	$41,051	$27,896
Accounts receivable	196,724	8,803
Inventory and supplies	938,128	523,174
Prepaid expenses and other	279,862	101,602
Total current assets	1,455,765	661,475
Fixed assets:
Office and computer equipment	96,733	96,733
Manufacturing and development equipment	543,720	242,835
Vehicles	248,937	248,937
Leasehold improvements	63,363	63,363
	952,753	651,868
Accumulated depreciation	(254,262)	(140,715)
Total fixed assets	698,491	511,153
Other assets:
Rental deposit and other	14,200	13,400
Intangibles	387,940	0
Deferred financing cost	2,253,885	0

Total assets	$4,810,281	$1,186,028

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$243,751	$222,319
Accrued liabilities	208,438	205,091
Notes payable	0	233,621
Notes payable – related party, net of discount	282,000	175,111
Current portion of long-term liabilities	100,000	100,000
Total current liabilities	834,189	936,142
Long-term liability
Long-term note payable	3,313,783	170,000
Total long-term liabilities	3,313,783	170,000

Total liabilities	4,147,972	1,106,142
Stockholders’ equity:
Preferred stock, $.001 par value; authorized 20,000,000 shares; 0 and 1,386,469 shares issued and outstanding , respectively	0	1,386
Common stock, $.001 par value; authorized 100,000,000 shares; 52,182,639 and 28,692,252 shares issued and outstanding, respectively	52,183	28,692
Additional paid-in capital	45,800,849	40,812,394
Accumulated deficit	(45,190,723)	(40,762,586)
Total stockholders’ equity	662,309	79,886

Total liabilities and stockholders’ equity	$4,810,281	$1,186,028

See accompanying notes to the consolidated financial statements

Viper Powersports Inc.

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Revenue	$370,274	$166,166	$655,073	$204,901
Cost of revenue	345,008	162,787	622,126	208,992
Gross profit	25,266	3,379	32,947	(4,091)

Operating expense:
Research and development costs	93,756	14,983	172,441	19,139
Selling, general and administrative	748,665	1,478,424	2,691,172	2,621,550

Total operating expense	842,421	1,493,407	2,863,613	2,640,689

Loss from operations	(817,155)	(1,490,028)	(2,830,666)	(2,644,780)

Other (expenses) income:
Interest expense	(117,643)	(5,324)	(436,971)	(40,744)
Accretion of debt discount	0	0	(461,088)	(83,304)
Financing cost, debt discounts	(218,118)	0	(729,768)	(183,566)
Gain on extinguishment of debt	0	0	30,356	0
Beneficial conversion feature on loan	0	0	0	(211,730)
Other income (expense)	0	0	0	1,463
Total other (expense) income	(335,761)	(5,324)	(1,597,471)	(517,881)

Net loss	(1,152,916)	(1,495,352)	(4,428,137)	(3,162,661)

Less: Deemed dividend of preferred stock	0	0	0	327,794
Net loss attributed to common shareholders	$(1,152,916)	$(1,495,352)	$(4,428,137)	$(3,490,455)

Net loss per common share:
Basic and diluted	$(0.03)	$(0.07)	$(0.09)	$(0.17)

Weighted average shares common stock outstanding	52,165,788	19,979,737	43,102,543	19,021,687

See accompanying notes to the consolidated financial statements.

Viper Powersports Inc.

Statement of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash Flows Used in Operating Activities:
Net loss	$(4,428,137)	$(3,162,661)
Expenses not requiring an outlay of cash:
Depreciation	140,607	55,568
Common stock and warrants issued for compensation and services	613,242	1,159,515
Beneficial conversion feature on convertible loan	0	211,730
Accretion of debt discount	461,088	83,304
Financing costs related to debt discount	729,768	183,566
Gain on extinguishment of debt	(30,356)	0
Non cash interest	188,701	0
Common stock issued to convert accrued interest	0	3,164
Changes to operating assets and liabilities:
Decrease (increase) in accounts receivable	(187,921)	(6,303)
Decrease (increase) in inventory and supplies	(414,954)	29,776
Decrease (increase) in prepaids and other	(179,060)	(53,943)
Increase (decrease) in accounts payable	21,432	68,231
Increase (decrease) in accrued liabilities	3,347	(70,795)

Cash flows used in operating activities	(3,082,243)	(1,498,848)

Cash Flows Used in Investing Activities:
Purchase of intellectual property	(415,000)	0
Purchase of fixed assets	(300,885)	(220,796)

Cash flows used in investing activities	(715,885)	(220,796)

Cash Flows from Financing Activities:
Net proceeds from sale of preferred stock	0	599,849
Net proceeds from sale of common stock	443,500	510,543
Proceeds from notes payable	3,238,783	690,000
Payments on notes payable	(65,000)	(74,000)
Payments on stockholder loans	(287,000)	0
Payments on loan costs	0	(55,333)
Proceeds from loans from stockholders, related parties	481,000	50,000
Cash flows from financing activities	3,811,283	1,721,059

Net increase in cash	13,155	1,415
Cash at beginning of period	27,896	15,579

Cash at end of period	$41,051	$16,994
Supplemental Non-Cash Financing Activities and Cash Flow Information:
Preferred stock issued for debt	$0	$425,000
Common stock issued for debt and expenses	$170,832	$325,000
Stock warrants issued with short-term loans	$0	$75,000
Interest converted	$0	$35,419
Deemed dividend on preferred stock	$0	$327,794

See accompanying notes to the consolidated financial statements

Viper Powersports Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

A. Basis of Presentation

The consolidated balance sheet as of September 30, 2012, the consolidated statements of operations for the three months and nine months ended September 30, 2012 and 2011 and the consolidated statements of cash flows for the three months and nine months ended September 30, 2012 and 2011 have been prepared by Viper Powersports Inc., (the ”Company”) without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position, as of September 30, 2012 and results of operations and cash flows for the three months and nine months ended September 30, 2012 and 2011 have been made.

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

For comparison, the Company’s Form 10-Q for the quarter ended September 30, 2011 was restated. When comparative data is used in this statement, the Company is referencing the restated Form 10-Q/A

B. Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has a positive working capital position of $621,424 as of September 30, 2012. However, future current cash and cash available may not be sufficient to fund operations beyond a short period of time. These conditions create uncertainty as to the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

September 30, 2012

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

As an inducement to Precious Capital LLC to make the loan (see note F below) to Viper Motorcycle Company, the Company issued a total of 9,694,128 unregistered shares of its common stock to Precious Capital LLC, which common shares were offered and sold by the Company in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended.

As an inducement to three accredited investors to convert their notes, the Company issued 1,255,000 shares of common stock for a value of $414,150.

During the three months ended September 30, 2012, the Company issued 383,333 shares of common stock to two accredited investors for $80,500 of services recorded as an expense in general and administration. The market closing price on this date was used to value the stock issued for services.

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

F. Loans

The Company entered into two 180-day loan agreements for $100,000 each from January 1, 2012 through March 31, 2012. These loans are convertible and carry a 12.0% interest rate. Each agreement also required the Company to issue 650,000 warrants to purchase the applicable number of shares of common stock at $.15 per share. The Company valued the warrants issued using the Black-Scholes model. The relative fair value method was used to allocate the proceeds between the warrants and the loans, resulting in a debt discount, which is then accreted over the life of the loans. Any remaining unamortized debt discount at the time of conversion has been accreted as an expense. These loans were converted in April 2012.

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

On July 10, 2012, per the April 24, 2012, Loan Agreement with Precious Capital LLC, VMC was advanced $345,000 under the same terms.

On August 22, 2012, per the April 24, 2012, Loan Agreement with Precious Capital LLC, VMC was advanced $195,000 under the same terms.

On September 10, 2012, per the April 24, 2012, Loan Agreement with Precious Capital LLC, VMC was advanced $160,000 under the same terms.

Viper Powersports Inc.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

G. Inventories

Inventories are stated at the lower of cost or market. Cost is determined by using first-in, first-out method (FIFO). Demonstration motorcycles are stated at manufacturing cost with reserves recorded to reflect their net realizable value. The Company reviews inventory for obsolescence and excess quantities to determine that items deemed obsolete or in excess are appropriately reserved. Inventory components at September 30, 2012 are as follows:

September 30, 2012	VMC	PMFR	Total
Raw material	$0	$10,000	$10,000
Build components	592,957	0	592,957
Finished goods	78,412	256,759	335,171
	671,369	266,759	$938,128

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

J. Subsequent Events

The Company has evaluated subsequent events from September 30, 2012 through the date the original financial statements were issued and determined that there are the following events to disclose:

Loans

On October 10 2012, per the April 24, 2012, Loan Agreement with Precious Capital LLC, VMC was advanced $1,725,000 under the same terms.

The Company has made a pre-payment of $1,000,000 to Ilmor for the purchase of future engines and components.  This amount will be carried a prepaid other on future financial statements.

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

Business Development Overview

Viper Powersports Inc., formerly ECCO Capital Corporation (“ECCO”), was incorporated in Nevada in 1980. ECCO mergered with Viper Motorcycle Company(“VMC”) in 2005 through a stock exchange acquisition, incident to which it changed its name to Viper Powersports Inc.

Effective March 31, 2005, Viper Powersports Inc. acquired all of the outstanding capital stock of VMC, a Minnesota corporation, resulting in VMC becoming a wholly-owned subsidiary of Viper Powersports Inc. For accounting and operational purposes, this acquisition was a recapitalization conducted as a reverse acquisition of Viper Powersports Inc. with VMC being regarded as the acquirer. The stock exchange for this reverse acquisition was affected on a one-for-one basis, resulting in the stockholders of VMC exchanging all of their outstanding capital stock for an equal and like amount of capital stock of Viper Powersports Inc. This resulted in the former shareholders of VMC acquiring approximately 94% of the resulting combined entity.

Viper Performance Inc. was incorporated by us in March 2005 as a wholly-owned Minnesota corporation. We organized and incorporated Viper Performance Inc. for the purpose of receiving and holding engine development technology

PMFR, Inc. was incorporated by us in April 2012 as a wholly-owned Minnesota corporation. It was organized for the acquisition of Precision Metal Fab Racing’s assets. The subsidiary was formed to produce high quality chassis and suspension and other components and parts, many of which are CAD designed and CNC machined from high-grade billet aluminum stock.

As used herein, the terms “we”, “us”, “our”, and “the Company” refer to Viper Powersports Inc. and its two wholly-owned subsidiaries, unless the context indicates otherwise.

Since our inception, we have been in the business of designing, developing and commencing commercial marketing and production of premium custom V-Twin motorcycles. Our motorcycles are distributed and sold under our Viper brand through a nationwide network of independent motorcycle dealers. Marketing of our motorcycles is targeted toward the upscale market niche of motorcycle enthusiasts who prefer luxury products and are willing to pay a higher price for enhanced performance, innovative styling and a distinctive brand. We believe there is a consistently strong demand for upscale or luxury motorcycle products like our American-styled classic Viper cruisers and our premium V-Twin engines. For example, the prestigious upscale Robb Report magazine publishes a Robb Report Motorcycling magazine bi-monthly, which is targeted exclusively to luxury motorcycle products.

We have completed the development and extensive testing of proprietary V-Twin engines including actual performance testing of the engines on our various motorcycles models, and we have been very satisfied with their performance while powering our motorcycles during all kinds of street and highway running conditions. Our proprietary V-Twin engines were designed and developed by Melling Consultancy Design (MCD), a leading professional engine design and development firm based in England.

After undergoing an extensive engine emissions testing program for an entire year conducted by a leading independent test laboratory, our proprietary V-Twin engines satisfactorily passed and complied with all noise and pollution emissions requirements of both the federal Environmental Protection Agency (EPA) and the more stringent emissions requirements of the California Air Resources Board (CARB). Satisfying these standards constitutes a touchstone achievement for the Company that we believe places us in a commanding competitive position in the upscale custom motorcycle market.

We commenced commercial marketing, very limited production and commercial shipment of Viper motorcycles prior to our move to Auburn, Alabama. With the completed relocation to Auburn the Company has started substantial stocking of inventory and commenced production of its 2012 motorcycles.

Strategic Engine Development Joint Venture

In January 2010, the Company’s subsidiary, VMC, entered into a three-year Motorcycle Engine Manufacture and Supply Agreement with Ilmor Engineering Inc. (the “Ilmor/VMC Contract”). Ilmor Engineering Inc. (“Ilmor”) has been engaged for over 20 years in the design, development and manufacture of high-performance engines, and Ilmor’s extensive precision engineering and manufacturing facilities are located in suburban Detroit, Michigan. The Company is very pleased to have completed this strategic and valuable Ilmor/VMC Contract, since Ilmor is widely recognized as one of the most successful race-engine design and manufacturers.

Under a previous written contract entered into by Ilmor and VMC in 2009, Ilmor began assembling all V-Twin engines used by VMC and since then Ilmor has conducted all of the Company’s engine product assembly. The initial 2009 contract also contained a product development segment whereby Ilmor evaluated our V-Twin engine to determine whether the parties should engage in a future joint venture to develop and produce an upgraded model of the VMC engine. Ilmor’s evaluation of our V-Twin engine through the initial contract was favorable, and accordingly resulted in the current Ilmor/VMC Contract, which provides for the exclusive manufacture and supply by Ilmor of a VMC engine designed by Ilmor.

The Company has approved and is well satisfied with the most improved and upgraded Ilmor-designed VMC engine, and accordingly has ordered and obtained initial commercial shipments of these engines. Ilmor agrees to manufacture and supply all V-Twin requirements of VMC and in turn the Company must purchase all its engines exclusively from Ilmor. Ilmor will bear the cost and expense of all tooling, parts and components to manufacture and supply VMC engines until finished engines are invoiced and shipped to the Company. So long as VMC satisfies certain minimum annual engine purchase requirements, Ilmor shall not develop, manufacture or sell a similar V-Twin engine for itself or any third party.

These Ilmor-designed VCM engines are labeled with an Ilmor brand, for which the Company has been granted a non-exclusive paid-up license to use the Ilmor Mark in connection with sale and distribution of Viper engines. All intellectual property rights related to any Ilmor Marks, however, continue to be owned exclusively by Ilmor. Engine pricing to be paid to Ilmor by VMC will be determined annually based on the actual Bill of Materials for components, labor and assembly costs incurred by Ilmor, plus a reasonable mark-up percentage.

On October 8, 2012, VMC and Ilmor entered in to an amended and updated agreement known as the Motorcycle Engine Manufacture and Supply Agreement (“the Ilmor/VMC Updated Contract”).

The Ilmor/VMC Updated Contract replaces and updates the earlier agreement made between the parties. The updated agreement has been expanded to a term of five (5) years. In addition, VMC has made a pre-payment to Ilmor of $1,000,000 for the purchase of future engine and components. Under the terms of the Ilmor/VMC Updated Contract, Ilmor will use “best efforts” to improve the costs of engine components in a shared savings cost reduction program, which, the Company believes, will result in a substantial cost benefit pass through unto VMC.

Plan of Operation

Our long-term business strategy or goal is to become a leading developer and supplier of premium V-Twin heavyweight motorcycles, V-Twin engines, and ancillary motorcycle aftermarket products. In implementing this strategy, we intend to execute the following matters for the next twelve months:

Continue commercializing the Diamondback & Mamba

Our primary focus during the next twelve months is to complete implementing and improving production operations for our motorcycle products to be manufactured by us effectively on a commercial scale. We have completed our production assembly set-up including shelving, railings and individual station equipment necessary for efficient factory production operations. We also have obtained all vendors, suppliers or subcontract third parties needed for obtaining components, parts and raw materials for our motorcycles and having them painted after assembly, and we will continue to identify and obtain alternate sources for material components.

Continue Design and Development

We will complete development and testing of our Mamba model and a Viper three-wheeled “trike” in order to offer the Mamba commercially as soon as possible in early 2013 and the “trike” soon thereafter.

Expansion of Distribution Network

We will continue to identify and recruit qualified independent motorcycle dealers to become VMC dealers until we achieve our goal of having a nationwide network of VMC dealers. We will only select full-service dealers which we determine possess a successful V-Twin motorcycle sales history, a solid financial condition, a good reputation in the industry, and a definite desire to sell and promote VMC products. We have engaged with future international distributors for Europe and Australia.

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

Market and Sell Ancillary Viper Product

We intend to commence marketing and sales of a variety of ancillary products under our Viper brand, particularly in the large custom cruiser aftermarket. We expect our primary aftermarket sales will be our line of powerful Viper V-Twin engines, and by the middle of 2013 we anticipate obtaining substantial revenues from Viper engine sales in this active aftermarket. We also will outsource production of ancillary Viper items from third-party suppliers including various motorcycle parts and accessories, apparel, and other Viper branded merchandise. For example, we have obtained a source to provide us with a line of Viper branded apparel. Our ancillary Viper products will be sold through multiple marketing channels including Viper dealers, independent aftermarket catalogs and our website.

Market and Sell PMFR Product

The Company, through its newly acquired subsidiary PMFR, Inc., purchased the assets and business of Precision Metal Fab Racing on April 24, 2012. During the next twelve months, we will commence marketing and sales of a variety of premium motorcycle products under the PMFR brands. These include frameworks, front ends, brake systems, handlebars, triple trees, various chrome or polished wheels, mounts, swing arms and foot pegs utilized in the custom motorcycle market. In addition, PMFR will continue to produce and sell it specialized components associated with various racing configurations.

Location of manufacturing operations

Viper Motorcycle Company is located in Auburn, Alabama. The 63,000 sq ft world class production facility is situated on 13 acres. The plant is large enough to produce up to 1,000 units per year and can be expanded to a maximum footprint of 163,000 square feet.

Recent Activities

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

On April 24, 2012, the Company incorporated its subsidiary PMFR, Inc. This subsidiary will manufacture high performance racing and custom motorcycle components and accessories. The PMFR purchase included an established customer base that will continue to be a profitable business. In addition, the Company plans to reduce its internal cost of purchasing by utilizing PMFR’s excess production capacity.

Results of Operations

Revenues

Beginning in 2012, the Company began the full production and sale of motorcycles Future revenues will continue to increase from the sale of Viper premium motorcycles as we expand our dealer network. In addition, we expected material sales of our proprietary engines in the aftermarket by the second quarter of 2013.

Our subsidiary PMRF, Inc. will continue to produce racing and after-market parts for both external sale and internal consumption.

We believe our future revenue stream will be most significantly affected by customer demand for Viper motorcycles, performance of our proprietary V-Twin engines, our ability to timely manufacture our motorcycle products in response to dealer and customer orders, recruitment and retention of dealers and distributors who actively promote and sell our products.

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

Comparison of quarter ended September 30, 2012 and September 30, 2011.

Revenues

There was $370,274 of motorcycle and parts revenue for the third quarter of 2012 as compared to $166,166 for the same period of 2011. There were six bike sales during this quarter of 2012 compared to five bike sales during the same quarter of 2011. During this period of 2012, the Company significantly increase it wholesale price of motorcycles.

 Research and Development Expenses

Research and development for the quarter reported was $93,756 compared to $14,983 for the same period in 2011. This increase was due to increased development expenses related to current and future models as the Company moved into full commercial production.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased to $748,665 for the third quarter of 2012 from $1,478,424 for the same quarter of 2011. Our 2011 selling and general administrative expenses were higher primarily due to costs associated with our relocation to Auburn, AL in the summer of 2011.

Loss from operations

Operational loss for the third quarter of 2012 was $817,155 compared to $1,490,028 for the same quarter of 2011. This decreased loss in the third quarter of 2011 was due primarily to our 2011 selling and general administrative expenses being higher due to costs associated with our relocation to Auburn, AL.

Interest expense

Interest expense for the third quarter of 2012 was $335,761 compared to $5,324 for the same quarter of 2011. This increase during the third quarter of 2012 was due to interest related to the new long-term debt facility with Precious Capital LLC..

No income tax benefit was recorded regarding our net loss for the third quarters of 2012 and 2011; since we could not determine that it was more likely than not that any tax benefit would be realized in the future.

Comparison of the nine months ended September 30, 2012 and September 30, 2011.

Revenues and Gross Profit

There was $655,073 of motorcycle and parts revenue for the first nine months of 2012 as compared to $204,901 for the same period of 2011. There were eleven motorcycles sold the first nine months of 2012 compared to five motorcycles sales in 2011.

 Research and Development Expenses

Research and development for the first nine months of 2012 was $172,441 compared to $19,139 for the same period of 2011. This increase was due to increased development expense as the Company moved to finalize and produce its new model.

Selling, general and administrative expenses

Selling, general and administrative expenses for the first nine months of 2012 were $2,691,172 compared to $2,621,550 for the same period in 2011. Our 2012 selling and general administrative expenses included substantial expenses incurred in acquiring the new operating loan. The 2011 selling and general administration included substantial expenses related to the relocation to Auburn and increased personnel cost at the new facility.

Loss from operations

Operational loss for the first nine months of 2012 was $2,830,666 compared to $2,644,780 for same period in 2011. This increase of the loss for the same period in 2011 was due to primarily to expenses incurred in acquiring the new operating loan. The 2011 selling and general administration reflect the expenses of related to the relocation to Auburn and increases in personnel cost.

 Interest expense

Interest expense for the first nine months of 2012 was $655,089 compared to $40,744 for the same period of 2011. This increase during the same period of 2011 was due to new long-term debt of the Company.

Other expenses

The Company recognized accretion and financing charges during the first nine months of 2012 of $461,088 and $729,768 compared to $83,304 and $183,566 during the same period of 2011. These charges were the results of the conversion of loan instruments into equity.

No income tax benefit was recorded regarding our net loss for the first nine months of 2012 and 2011; since we could not determine that it was more likely than not that any tax benefit would be realized in the future.

We currently employ 16 persons including our management, production, engineering, marketing and administrative personnel. We expect to hire 2-3 assembly and administrative personnel during the next twelve months to support our anticipated commercial production and sales of Viper cruisers. Other than these additional anticipated personnel, we do not anticipate needing any additional personnel during the next twelve months. None of our employees belong to a labor union, and we consider our relationship with our employees to be good.

Liquidity and Capital Resources

As of September 30, 2012, we had cash resources of $41,051, total liabilities of $4,148,972 and a positive working capital position of $621,576.

Future Liquidity

Based on our current cash position, we have concerns about our ability to fund our ongoing operations. We anticipate obtaining additional needed financing through the proceeds from additional private placement of equity securities.

If we are unable to complete proposed private equity placements or to obtain substantial additional funding through another source, we most likely would need to curtail significantly, or even cease, our ongoing and planned operations. Our future liquidity and capital requirements will be influenced materially by various factors including the extent and duration of our future losses, the level and timing of future sales and expenses, market acceptance of our motorcycle products, regulatory and market developments in our industry, and general economic conditions.

The report of our independent registered accounting firm for our audited financial statements for the year ended December 31, 2011, states that there is substantial doubt about the ability of our business to continue as a going concern.

Cash Flow Information

Net cash consumed by operating activities was $3,082,243 during the nine months ended September 30, 2012 compared to consuming cash in the amount of $1,498,848 for the same period in 2011. This increase is primarily associated with the financing cost from the new long-term debt and substantial increased inventory.

Net cash used from investing activities for the nine months of 2012 of $715,885 as compared to $220,796 used during the same period in 2011. This increased cash use in 2012 is associated with the purchase of assets of PMFR and the final engine development payment to Ilmor Engineering.

Cash generated from financing activities for the nine months ended September 30, 2012 was $3,811,283 compared to $1,721,059 for the same period in 2011. This substantial increase is associated with a new long-term loan entered into during 2012.

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

In July 2012, FASB issued ASU No. 2012-02, “Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” This ASU simplifies the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. ASU No. 2012-02 will be effective for annual and interim impairment tests performed after September 15, 2012. The adoption of this ASU is not expected to have a material impact on the Company’s disclosures to the consolidated financial statements.

No other recently issued pronouncements are expected to have a material impact on the Company’s financial reporting.

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

.

Item 3. Controls and Procedures

Evaluation of disclosure controls and procedures

As of September 30, 2012, management assessed the effectiveness of our internal control over financial reporting. The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company's Principal Executive Officer and Chief Financial Officer and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

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

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) inadequate segregation of duties consistent with control objectives; and (2) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer and Chief Financial Officer in connection with the review of our financial statements as of September 30, 2012.

Management believes that the material weaknesses set forth above did not have an effect on our financial results.

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
Timothy C. Kling Principal Financial Officer

November 10, 2012

Auburn, Alabama

19

VIPER POWERSPORTS INC.

INDEX TO EXHIBITS

Form 10-Q for
Quarter Ended September 30, 2012	Commission File No. 000-51632

Exhibit
Number	Description
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	Definition Linkbase Document
101.LAB	Label Linkbase Document
101.PRE	Presentation Linkbase Document

