Form 10-K
period 2012-12-31
VIPER POWERSPORTS INC
filed 2013-12-11
CIK 1337213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) of the Securities Exchange

Act of 1934 for the Year Ended December 31, 2012.

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) of the Securities Exchange

Act of 1934 for the transition period from ______ to ______.

VIPER POWERSPORTS INC.

(Name of Registrant in its charter)

Nevada	41-1200215
(State or other jurisdiction of	(IRS Employer ID Number)
Incorporation or organization)

2458 West Tech Lane
Auburn, AL	36832
(Address of principal executive offices)	(Zip Code)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at June 30, 2012: $12,002,007

Number of shares outstanding of registrant’s common stock outstanding at December 6, 2013: 52,182,639 shares

VIPER POWERSPORTS INC.

Form 10-K

For the Year Ended December 31, 2012

PART  I

Item 1.  Description of Business

Business Development Overview

As used herein, the terms “we”, “us”, “our”, and “the Company” refer to Viper Powersports Inc. and its three wholly-owned subsidiaries, unless the context indicates otherwise.

Viper Powersports Inc., formerly ECCO Capital Corporation (“ECCO”), was incorporated in Nevada in 1980. ECCO merged with Viper Motorcycle Company (“VMC”) in 2005 through a stock exchange acquisition, incident to which it changed its name to Viper Powersports Inc.

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

Viper Performance Inc. was incorporated by us in March 2005 as a wholly-owned Minnesota corporation. We organized and incorporated Viper Performance Inc. for the purpose of receiving and holding engine development technology.

PMFR, Inc. was incorporated by us in April 2012 as a wholly-owned Minnesota corporation. It was organized for the acquisition of Precision Metal Fab Racing’s assets. The subsidiary was formed to produce high quality chassis and suspension and other components and parts, many of which are CAD designed and CNC machined from high-grade billet aluminum stock.

The Company is in the business of designing, developing and commencing commercial marketing and production of premium custom V-Twin motorcycles. Our motorcycles are distributed and sold under our Viper brand through a nationwide network of independent motorcycle dealers. Marketing of our motorcycles is targeted toward the upscale market niche of motorcycle enthusiasts who prefer luxury products and are willing to pay a higher price for enhanced performance, innovative styling and a distinctive brand. We believe there is a consistently strong demand for upscale or luxury motorcycle products like our American-styled classic Viper cruisers and our premium V-Twin engines. For example, the prestigious upscale Robb Report magazine publishes a Robb Report Motorcycling magazine bi-monthly, which is targeted exclusively to luxury motorcycle products.

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

We commenced commercial marketing, very limited production and commercial shipment of Viper motorcycles prior to our move to Auburn, Alabama. The Company has started substantial stocking of inventory and commenced production of its 2013 motorcycles.

On June 18, 2013, the Company converted VMC and PMFR into LLCs. These LLCs were then transferred to Precious Capital in exchange for payment of our debt to Precious Capital. After the liquidation of these assets the Company will return to a development stage entity. VPWI’s management and key employees remain in place. The Company is exploring markets to utilize its industry contacts to develop high-performance aftermarket components.

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

On April 24, 2012, Viper Motorcycle Company (“VMC”), as Borrower and being a wholly owned subsidiary of registrant Viper Powersports Inc., entered into a Loan and Security Agreement (the “Loan Agreement”) with Precious Capital LLC (“Precious”), of New York City, as Lender. On February 13, 2013, Precious Capital LLC issued a default notice related to Loan Agreement. On March 5, 2013, the Company and Precious Capital LLC agreed to liquidate the VMC and PMFR subsidiaries to Precious in lieu of foreclosure. In exchange, the Company has received a release from its loan guarantee.

After the liquidation of these assets the Company is a development stage entity. The Company, with its remaining subsidiary Viper Performance, Inc. is restructuring itself to develop and market high-performance after-market accessories. We are developing plans to launch a new market focus line of high-performance components. The Company has retained its key employees and their industry expertise. VPWI’s management and key employees remain in place.

Corporate Contact Data

The address of the Company is 2458 West Tech Lane, Auburn, AL 36832; its telephone number is (334) 887-4445; and its website address is www.viperpowersports.com.

BUSINESS OF COMPANY

The Company is in the business of designing, developing and commencing commercial marketing and production of premium custom V-Twin motorcycles. Our motorcycles are distributed and sold under our Viper brand through a nationwide network of independent motorcycle dealers. Marketing of our motorcycles is targeted toward the upscale market niche of motorcycle enthusiasts who prefer luxury products and are willing to pay a higher price for enhanced performance, innovative styling and a distinctive brand. We believe there is a consistently strong demand for upscale or luxury motorcycle products like our American-styled classic Viper cruisers and our premium V-Twin engines. For example, the prestigious upscale Robb Report magazine publishes a Robb Report Motorcycling magazine bi-monthly, which is targeted exclusively to luxury motorcycle products.

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

We commenced commercial marketing, very limited production and commercial shipment of Viper motorcycles prior to our move to Auburn, Alabama. The Company has started substantial stocking of inventory and commenced production of its 2013 motorcycles.

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

We commenced commercial marketing, very limited production and commercial shipment of Viper motorcycles prior to our move to Auburn, Alabama. The Company has started substantial stocking of inventory and commenced production of its 2013 motorcycles.

On April 24, 2012, Viper Motorcycle Company (“VMC”), as Borrower and being a wholly owned subsidiary of registrant Viper Powersports Inc., entered into a Loan and Security Agreement (the “Loan Agreement”) with Precious Capital LLC, of New York City, as Lender. On February 13, 2013, Precious Capital LLC issued a default notice related to Loan Agreement. On March 5, 2013, the Company and Precious Capital LLC have agreed to liquidate in lieu of foreclosure of its VMC and PMFR subsidiaries.

The Company, with its remaining subsidiary Viper Performance, Inc. is restructuring itself to develop and market high-performance new after-market accessories.

Our Market

Motorcycles are generally characterized in their industry by weight, primarily based on engine displacement size.  Our motorcycles fall within the heavyweight motorcycle category which typically includes models with engine displacement of at least 651cc (cubic centimeters).  There are generally four types of heavyweight motorcycles:

•	Standard, which emphasize simplicity and low cost (e.g., Harley Davidson Sportster);
•	Performance, which emphasize handling and speed (e.g., Ducati models);
•	Touring, which emphasize rider comfort and distance travel (e.g., Honda Gold Wing); and
•	Cruiser, designed to facilitate customization by owners (e.g., most Harley Davidson models)

Our motorcycles are offered in the premium segment of the heavyweight cruiser market which is dominated by Harley Davidson.  We believe that potential customers in this upscale market typically seek motorcycle models having a product and lifestyle appeal associated with the classic American V-Twin cruiser tradition.  Our targeted customer base has expanded significantly for many years due to the growing popularity of motorcycling as well as the maturing of the population bulge from the post- World War II baby boom years.  Many males of the baby boom generation now are in their peak income earning years, making them good prospects for luxury goods.  Harley Davidson has reported that the typical consumer of its heavyweight motorcycles is a married man in his mid-forties having an income in excess of $80,000.  We believe that premium heavy-weight motorcycles have become popular and well-accepted luxury recreational products.

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

Viper Mamba

We are continuing the development of the Viper “Mamba,” a sleek and low-slung pro-street model with unique and aggressive styling features. We believe the Mamba will appeal to motorcyclists desiring an aggressive 21st century look.  We anticipate commencing commercial production and marketing of our Mamba model during late 2013. This model will be part of the transfer to Precious Capital.

Viper Proprietary Engines

Through 2012, we completed development and commercial production of our innovative proprietary engine technology. All Viper motorcycles feature this proprietary 152 cubic inch V-Twin engine.  We believe that having our own proprietary engines will distinguish us clearly and favorably from other upscale custom V-Twin competitors.  Our proprietary V-Twin engines feature an all-billet aluminum construction including cases, heads, cylinders, rocker boxes and covers, and oil pump components. This agreement will be transferred as part of the settlement with Precious Capital.

Sales and Marketing

We sell our motorcycles directly to our authorized Viper dealers. Our dealer network includes well-established, independent full-service dealers offering more than one motorcycle brand. We currently have two (2) Viper dealers located both internationally, all of which are experienced in selling and servicing premium heavyweight V-Twin motorcycles. We will continue to recruit additional qualified Viper dealers to attain our goal of having a complete worldwide distribution network. Our near-term marketing focus will emphasize dealer recruitment in regions of the country where we lack dealer representation.

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

Competition

The heavyweight motorcycle market is highly competitive, and most of our competitors have substantially greater financial, personnel, development, marketing and other resources than us, which puts us at a competitive disadvantage. Our major competitors have substantially larger sales volumes than we expect to ever realize and in most cases have greater business diversification. In our premium heavyweight motorcycle market, our main competitor is Harley-Davidson Motor Company, Inc. which dominates the market for V-Twin motorcycles.  Other significant competitors include Polaris with its Victory motorcycle line.  We also face particularly direct competition from a number of V-Twin custom cruiser manufacturers concentrating on the same upscale market niche where we are situated. These builders build “one-off” custom cruisers from non-branded parts and components available from third parties.  We also expect additional competitors to emerge from time to time in the future.   We believe that the principal competitive factors in our industry are styling, performance, quality, product pricing, durability, consumer preferences, marketing and distribution, brand awareness and the availability of support services. We cannot assure anyone that we will be able to compete successfully against current or future competitors or that the competitive pressures faced by us will not materially harm our operations, business and financial condition.

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

There is no assurance that any measures taken by us to protect our intellectual property will be sufficient or that such property will provide us with any competitive advantage. Competitors may be able to copy valuable features of our products or to obtain information we regard as a trade secret. We are currently not aware of any claims of patent infringement against us regarding our products. This property will be transferred as part of the settlement with Precious Capital.

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

Employees

We currently employ 2 persons including our management, development, marketing and administrative personnel.  We expect to continue to hire assembly and administrative personnel during 2013 to support our anticipated commercial production and sales of Viper cruisers. Other than these additional anticipated personnel, we do not anticipate needing any additional personnel during the next twelve months. None of our employees belongs to a labor union, and we consider our relationship with our employees to be good.

Item 1A.  Risk Factors

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

Because of our development stage commercial status and the nature of our business, our securities are highly speculative.

Our securities are speculative and involve a high degree of risk and there is no assurance we will ever generate any material commercial revenues from our operations. Moreover, we do not expect to realize any material profits from our operations in the short term. Any profitability in the future from our business will be dependent upon realizing production and sales of our high-performance products in material commercial quantities, which there is no assurance will ever happen.

Our auditors have raised doubts about our ability to continue as a going concern.

The report of our independent registered public accounting firm on our financial statements at December 31, 2012 raises doubts about our ability to continue as a going concern based on our losses since inception.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. As described above, we believe our current capital is insufficient to sustain our current operations for the next 12 months and we will need to raise additional financing in order to continue to implement our business model.  If such funds are not available to us as needed, we may be forced to curtail our growth plans and our ability to grow our company will be in jeopardy.  In such event, we may not be able to continue as a going concern.

We have a limited operating history primarily involved in product development, and we have only generated limited commercial revenues to date.

From our inception in late 2002 through December 31, 2012, we have experienced cumulative losses of approximately $46.9 Million, and we will continue to incur losses until we produce and sell our motorcycle products in sufficient volume to attain profitability, which there is no assurance will ever happen. Our operations are particularly subject to the many risks inherent in the early stages of a business enterprise and the uncertainties arising from only a limited commercial operating history. There can be no assurance that our business plan will prove successful.

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

We have limited experience in manufacturing aftermarket products.

Our aftermarket products must be designed and manufactured to meet high quality standards in a cost-effective manner. Because of our lack of experience in manufacturing operations, we may have difficulty in timely producing or outsourcing motorcycle products in a volume sufficient to cover orders from our dealers. Any material manufacturing delays could frustrate dealers and their customers and lead to a negative perception of aftermarket products or our company. If we are unable to manufacture effectively in terms of quality, timing and cost, our ability to generate revenues and profits will be impaired.

We are exposed to credit risk on our wholesale receivables.

Credit risk is the risk of loss arising from a failure by a dealer to meet the terms of their dealer contract. Credit losses are influenced by general business and economic conditions, including unemployment rates, bankruptcy filings and other factors that negatively affect household incomes, as well as contract terms, and credit profiles. Negative changes in general business, economic or market factors may have an additional adverse impact on the Company's credit losses and future earnings.

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

We will be highly dependent upon our distribution network of independent motorcycle dealers.

We depend upon our dealers to sell our products. If our dealers are unable to sell and promote our products effectively, our business will be harmed seriously. We must continue to recruit and expand our dealer base to satisfy our projected revenues. If we fail to timely obtain new dealers or maintain our relationship with existing dealers effectively, we could be unable to achieve sufficient sales to support our operations.

We will face significant challenges in obtaining market acceptance any aftermarket products we develop.

Our success depends primarily on the acceptance of our products by motorcycle purchasers and enthusiasts Acceptance of our products by motorcyclists will depend on many factors including price, reliability, styling, , and our ability to overcome existing loyalties to competing products.

Our success will be substantially dependent upon our current key employees and our ability to attract, recruit and retain additional key employees.

Our success depends upon the efforts of our current executive officers and other key employees, and the loss of the services of one or more of them could impair our growth materially. If we are unable to retain current key employees, or to hire and retain additional qualified key personnel when needed, our business and operations would be adversely affected substantially. We do not have "key person" insurance covering any of our employees, and we have no written employment agreement with any key employees.

We will face intense competition from existing manufacturers already well-established and having much greater customer loyalty and financial, marketing, manufacturing and personnel resources than us.

. We will face direct competition from many competitors offering aftermarket motorcycle products and concentrating on the same market niche where we are situated. We also expect additional competitors to emerge from time to time in the future. There is no assurance that we will be able to compete successfully against current and future competitors.

Introduction of aftermarket products by our competitors could materially reduce demand for our products.

Products offered in our industry often change significantly due to product design and performance advances, or changing tastes of motorcyclists. Our future success will depend materially on our ability to anticipate and respond to these changes. If we cannot offer acceptable new products effectively, our ability to generate revenues or achieve profitability would be impaired substantially.

Purchase of aftermarket motorcycle products is discretionary for consumers, and market demand for them is influenced by factors beyond our control.

Motorcycles and their aftermarket products represent luxury consumer products and accordingly market demand for them depends on a number of economic factors affecting discretionary consumer income. These factors are beyond our control and include employment levels, interest rates, taxation rates, consumer confidence levels, and general economic conditions. Adverse changes in one or more of these factors may restrict discretionary consumer spending for our products and thus harm our growth and profitability.

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

Our marketing strategy includes future sales of our aftermarket products internationally, which will subject our business to additional regulations and other factors varying from country to country. These matters include export requirement regulations, foreign environmental and safety requirements, marketing and distribution factors, and the effect of currency fluctuations. We also will be affected by local economic conditions in international markets as well as the difficulties related to managing operations from long distances. There is no assurance we will be able to successfully market and sell Viper products in foreign countries.

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

Item 4.    Mine Safety Disclosures

None.

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters.

Market Information

The Company’s common stock is traded in the over-the-counter (OTC) market under the symbol “VPWI.” The ranges of high and low bid prices of the Company’s common stock are as follows. These quotations reflect inter-dealer prices without retail mark-up, mark-down or commission and may not represent actual transactions.

Period	High Price (Bid)	Low Price (Bid)
April – June, 2011	$.670	$.350
July – September, 2011	$.690	$.210
October – December, 2011	$.490	$.155
January – March , 2012	$.340	$.190
April – June, 2012	$.400	$.200
July – September 2012	$.300	$.200
October – December, 2012	$.300	$.120
January – March, 2013	$.270	$.015
April – June, 2013	$.080	$.020

The closing sales price of our common stock on October 10, 2013 was $.040 per share.

Shareholders

As of August 20, 2013, there were 469 shareholders of record holding common stock of the Company.

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

There were no issuer repurchases by the Company during the fiscal year ended December 31, 2012.

Equity Securities Sold by the Company

Following are all equity security transactions during the year ended December 31, 2012, involving sales not registered under the Securities Act of 1933:

Loan Transactions

The Company entered into various 180-day loan agreements for $100,000 each from January 1, 2012 through March 31, 2012 totaling $200,000. These loans are convertible at a conversion price of $.15 per share and carry a 12.0% interest rate. Each agreement also required the Company to issue 650,000 warrants to purchase the applicable number of shares of common stock at $.15 per share. The Company valued the warrants issued using the Black-Scholes model. The relative fair value method was used to allocate the proceeds between the warrants and the loans, resulting in a debt discount of $97,500, which is then accreted over the life of the loans. Any remaining unamortized debt discount at the time of conversion has been accreted as an expense. Interest expenses of $4,031was expensed and paid during 2012. The stock price on the date of issuance ranged between $.22 and $.25 per share and resulted in a beneficial conversion of approximately $161,000 which was fully expensed upon the conversion of the notes. These loans were converted in April 2012 in exchange for approximately 2,000,000 shares of common stock

The Company entered into three (3) short-term loan agreements for a total of $214,000 with related parties from January 1, 2012 through March 31, 2012. The instruments are non-interest bearing. $60,000 was repaid in the second quarter of 2012 and the remaining $164,000 was converted to shares on April 24, 2012.

On April 24, 2012, Viper Motorcycle Company (“VMC”), as Borrower and being a wholly owned subsidiary of registrant Viper Powersports Inc., entered into a Loan and Security Agreement (the “Loan Agreement”) with Precious Capital LLC, of New York City, as Lender. The Loan Agreement provided funding through advances to VMC under a line of credit not to exceed $6,000,000, with interest on outstanding principal payable at an annual rate of 15% per annum. All outstanding principal of this loan and any accrued interest are due to Lender in full, thirty-six (36) months from the date of the Loan Agreement. The outstanding principal of this loan may be prepaid by VMC, in whole or in part, at any time.

*	Upon closing this loan, VMC received an initial loan advance of $2,500,000. The Loan Agreement required the funds from this initial advance to be used by VMC as follows: payment of outstanding debt of $280,000 including $80,000 owed to a director of the Company; payment of $640,000 to acquire the assets of Precision Metal Fab Racing, a manufacturer and marketer of high performance motorcycle components based in suburban Minneapolis; prepaid payment of loan interest to the Lender of $375,000; payment of $330,000 to complete acquiring engine development IP technology from Ilmor; payment not to exceed $450,000 for manufacturing equipment and tooling; payment of $180,000 for loan brokerage commissions; payment not to exceed $128,000 for motorcycle components inventory and other immediate operational expenditures; and the balance for miscellaneous permitted expenditures including payment of professional and other expenses of VMC and the Lender related to this loan transaction and its closing.
*	Under the terms of the Loan Agreement, any further advances to VMC beyond the initial $2,500,000 shall be in the Lender’s sole and absolute discretion. The loan terms also require that at no time shall the outstanding balance of this loan exceed a “Balancing Formula” as defined in the Loan Agreement, which formula approximates 60% of the values of certain defined tangible and intangible assets of VMC and the Company.
*	To provide the required collateral for this loan, both VMC and the Company entered into various security, pledge and guaranty agreements to guarantee payment to the Lender and secure the Lender with all tangible and intangible assets of VMC and the Company as set forth in the Loan Agreement and its supporting documents, including the Company’s 100% ownership of VMC. In addition, the future payment to the Lender of all outstanding principal and accrued interest of this loan was guaranteed unconditionally by the Chief Executive Officer and Chief Financial Officer of the Company.
*	The Loan Agreement also contains numerous representations, warranties and covenants of VMC, detailed terms for the opening and operation of certain banking Special Deposit Accounts as required by the Lender, default provisions and other standard loan contract provisions.
*	As an inducement to the Lender to make this loan to VMC, the Company issued a total of 9,694,128 unregistered shares of its common stock to the Lender, which common shares were offered and sold by the Company in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended. The cost of this issuance was capitalized to deferred financing costs and will be amortized on a straight-line basis over the life of the loan as additional interest.
*	The Loan Agreement also provides that none of the common stock of the Company owned by the Lender or by the Chief Executive Officer and Chief Financial Officer of the Company can be sold or otherwise disposed of during the three-year term of this loan.

On February 13, 2013, Precious Capital LLC issued a default notice related to Loan Agreement. The notice stated that a Balancing Default to the Agreement exists and provided for 10 business days to cure the issue before an Event of Default will occur. Viper and Precious have been working to restructure the agreement to achieve an equitable capital structure for all of Viper’s stakeholders.

On March 5, 2013 the Company announced that since receiving this default notice, the Company and Precious Capital LLC have agreed on the following, which has been approved by the Board of Directors of Viper Powersports Inc.:

*	The Company shall convey to Precious Capital LLC, subject to a purchase and sale agreement now being prepared, all of its ownership interest in its Viper subsidiary;
*	Precious Capital LLC shall apply a discount to the face value of the loan instrument,
*	Precious Capital LLC shall indefeasibly release the Company from any and all of the Company’s liabilities and obligations under or in connection with the Loan, including release of the Company’s guarantee of the Loan;
*	Precious Capital LLC shall return to the Company all shares or other ownership interests in the Company conveyed to Precious Capital LLC in connection with the Loan;
*	Precious Capital LLC shall release any security interest it may have in any shares or other ownership interests in the Company that it may have in connection with the Loan;
*	Precious Capital LLC and Viper Powersports Inc. shall release each other from all obligations and liabilities in connection with the Loan;
*	Precious Capital LLC shall pay certain expenses for the Company to be agreed between Precious Capital LLC and Viper Powersports Inc.

The above transactions were completed on June 17, 2013

On February 21, 2013 The Industrial Development Board of the City of Auburn declared a default on the Promissory Note between Viper Motorcycle Company and the Board dated July 27, 2011. The Board then demanded the removal of the equipment collateral assigned to the Note. Incident to the liquidation sale of assets to Precious Capital LLC, the Note was due and callable by the Board on May 17, 2013.

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

As an inducement to Precious Capital LLC to make the loan (see detail above) to Viper Motorcycle Company, the Company issued a total of 9,694,128 unregistered shares of its common stock to Precious Capital LLC, which common shares were offered and sold by the Company in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended.

As an inducement to three accredited investors to convert their notes, on April 24, 2012 the Company issued 1,255,000 shares of common stock for a value of $414,150. The conversion rates on these three loans were less than the actual stock price on the date of conversion. As a result, the Company recorded an additional $148,000 of expense for the beneficial conversion of these notes.

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

Based on the manner of offering and sale of all the foregoing common stock and warrant equity security transactions, they were private placements and not in the nature of a public offering, and the Company believes they were exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. All of the persons receiving securities of the Company in the foregoing transactions received legended certificates for such securities which clearly stated the securities could not be resold, transferred or otherwise disposed of unless registered under applicable securities laws or exempt from registration under a satisfactory securities exemption.

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

Results of Operations for the Fiscal Year Ended December 31, 2012 Compared to the Fiscal Year Ended December 31, 2011.

Revenues.    There was $611,797 of motorcycle and parts revenue for 2012 as compared to $165,209 for the same period of 2011. There were twelve motorcycles sold in 2012 compared to nine motorcycles sales in 2011. Revenues were increased in 2012 primarily due to the addition of PMFR sales.

Gross Profit.  Gross deficit of 2012 was $48,368 compared to the gross deficit for 2011 of $329. This increase in deficit is the result primarily of motorcycle discounting.

Research and Development.    Research and development costs were $ 331,936 in 2012 compared to $69,585 in 2011. This increase was primarily due to increased development expense related to the Mamba.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses for the year 2012 were $3,093,497 compared to $3,136,316 for the same period of 2011. Our 2012 selling and general administrative expenses included substantial expenses incurred in acquiring the new operating loan. The 2011 selling and general administration included substantial expenses related to the relocation to Auburn and increased personnel cost at the new facility

Loss from Operations.    Operational losses were $3,473,801 in 2012 compared to $3,282,032 for 2011, which were similar and primarily included the foregoing selling, general and administrative expenses.

Interest Expense.    Interest expense was $1,222,772 in 2012 compared to $59,444 in 2011. This increase during 2012 was due to the Precious Capital LLC new long-term debt.

Other expenses The Company recognized accretion and financing charges during 2012 of $474,977 and $747,886 compared to $83,304 and $183,566 during the same period of 2011. These charges were primarily the results of the conversion of loan instruments into equity.

Cash used by operations. Cash used in operating activities increased to $5,421,467 during 2012 compared to $1,983,581 during the same period in 2011. These changes were the result of increases in interest expense and other expenses related to relating to the new long-term debt. Also, the Company had a large prepaid charge during 2012.

Plan of Operation

Our current long-term business strategy or goal is to become a developer and supplier of premium after-market high performance products. In implementing this strategy, we intend to execute the following matters for the next twelve months:

Continue Design and Development - We will complete development and production sourcing of our initial aftermarket products to enter the commercial marketplace by 2014.

Develop a Distribution Network - We will seek qualified distributors for our aftermarket products which are experienced in distribution channels for sub products.

Commence Sales and Marketing Activities - Assuming working capital is available; we will commence marketing and promotion of any aftermarket products developed by us.

On February 13, 2013, Precious Capital LLC issued a default notice related to Loan Agreement. Subsequently, the Company announced an agreement had been met which resulted in the transfer of two of the Company’s subsidiaries to Precious Capital LLC as a release from the Company’s loan guarantee. The Company plans to utilizes the remaining subsidiary and its employees to continue to develop and produce aftermarket products.

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

Future Liquidity

We will need to obtain substantial additional financing through loans and/or sales of our equity securities. Although we believe such additional financing will become available to us , there is no assurance we will raise any such additional funds on terms acceptable to us, or at all

If we are unable to raise additional funds as needed, we will be required to curtail significantly, or may even cease, our development of aftermarket products. Our future liquidity and capital requirements will be influenced materially by various factors including the extent and duration of our future operating losses, the level and timing of future sales and expenses, market acceptance of our aftermarket motorcycle products, regulatory and market developments in our industry, and general economic conditions.

The report of our independent registered accounting firm for our audited financial statements included in this Form 10-K filing states that there is substantial doubt about the ability of our business to continue as a going concern.

Critical Accounting Policies

The preparation of our financial statements requires us to make estimates and judgments affecting our reported amounts of assets, liabilities, revenues and expenses, and related disclosures. On an ongoing basis, we will evaluate these estimates and judgments, which are based on historical experience, observance of industry trends, information from motorcycle enthusiasts, and certain assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different materially assumptions or conditions.

Our management believes the following accounting policies have affected its more significant judgments and estimates used in the preparation of our financial statements.

Revenue Recognition – Our sales since inception have all been to dealers. We recognized revenue for sales to dealers when the following occurred:

•	the sales price is fixed or determinable
•	motorcycle products are delivered, which is upon shipment;
•	title to products passes to the dealer, also upon shipment; and
•	collection is reasonably assured.

We also accounted for expenses of shipping costs, rebates and sales incentive costs when our products are shipped, resulting in our revenue recognition being net of such expenses.

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

Impairment – Soon after the end of each fiscal year and each interim quarter, we conduct a thorough impairment evaluation of our material assets. If the results of any such impairment analysis indicate our recorded values for any such assets have declined a material amount, we will adjust our recorded valuations on a discounted cash flow basis to reflect any such decline in value in all our financial statements.

Off-Balance Sheet Arrangements

During 2012, the Company had an agreement with a floor plan company to provide inventory financing to qualified dealers. Under this agreement, the Company is contingently liable to repurchase this inventory from the funder should a dealer experience a business failure. As of December 31, 2012, there is $0 financed under this program

Other than any contingency liability from the floor plan, the Company has no off-balance sheet arrangements.

Item 8.    Financial Statements.

Financial statements are included following the Signature page and commencing on page F-1.

Item 9.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

The Company completed a competitive process to review the appointment of the Company’s independent registered public accounting firm for the year ending December 31, 2012. As a result of this process on June 12, 2012, the Board of Directors engaged Hein & Associates LLP as the Company’s auditor to replace Child, Van Wagoner & Bradshaw, PLLC (“Child”)

Child’s reports on the Company’s consolidated financial statements as of and for the fiscal years ended December 31, 2011 and December 31, 2010 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. The audit reports of Child on the effectiveness of internal control over financial reporting as of December 31, 2011 and 2010 did not contain any adverse opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

During the fiscal years ended December 31, 2011 and December 31, 2010, and the subsequent interim period through June 12, 2012, there were (i) no “disagreements” as that term is defined in Item 304(a)(1)(iv) of Regulation S-K, between the Company and Child on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Child, would have caused Child to make reference to the subject matter of the disagreement in their reports on the financial statements for such years, and (ii) no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

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

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our Principal Executive Officer and Chief Financial Officer concluded, as of the Evaluation Date, that our disclosure controls and procedures are not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Principal Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. During the preparation of our 2012 Form 10-K, management was made aware of certain disclosures in 2012 that while made, were not made timely enough to be in compliance with the Exchange Act. In addition, during 2012 and 2011, management restated its 2010 10-K, in which management corrected various statements and policies within the 10-K. Also, the Company reevaluated the classification of its warrants based on ASC 815-40-25-7 through 815-40-25-35. The reevaluation resulted in a classification of the warrants as equity rather than a liability.

Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)).  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.  Based on this evaluation, our management concluded that, as of December 31, 2012, our internal control over financial reporting was not effective based on those criteria.  The following material weaknesses were identified from our evaluation:

Due to the small size and limited financial resources, the Company’s Chief Financial Officer and Principal Executive Officer are the only individuals involved in the accounting and financial reporting. As a result, there is no segregation of duties within the accounting function, leaving all aspects of financial reporting and physical control of cash in the hands of the same individual, our Chief Financial Officer.  Usually, this lack of segregation of duties represents a material weakness.

Due to no full-time accounting personnel on staff, there is a material weakness in the overall presentation and disclosure control for the annual report and the financial statements to be in accordance with Generally Acceptable Accounting Principles.

In March 2013, the Company’s Chief Financial Officer resigned and this created a further lack of segregation of duties which represents a material weakness. The Company has hired a private contractor to perform the accounting tasks until a replacement can be located. The prior Chief Financial Officer has also agreed to review all transactions and reports until a replacement is located. The Company will continue to review our disclosures controls and procedures and internal control over financial reporting and make modifications from time to time when considered necessary or desirable.

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

Name	Age	Position
John R. Silseth II	49	Chief Executive Officer and Director
Robert O. Knutson	77	Director and Secretary
Robert Van Den Berg	78	Director
Grant Lynch	59	Director
Tim Wellborn	54	Director

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

On March 6, 2013, the Company announced the resignations of Jed Latkin and James Shields as Directors.

On March 20, 2013, the Company announced the resignation of Timothy C. Kling as its Chief Financial Officer.

Audit Committee

We do not have a separately designated audit committee, but rather our entire Board of Directors serves as our audit committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Based upon a review of copies of reports furnished to us during our fiscal year ended December 31, 2012, which are required to be filed under Section 16(a) of the Securities Exchange Act of 1934, we know of no director, officer, or beneficial owner of more than 10% of our common stock who failed to file on a timely basis any report required by Section 16(a).

Code of Ethics

We have adopted a Code of Ethics that applies to our principal executive officer, our principal financial and accounting officer, or persons performing similar functions. We will provide any person without charge who requests, a copy of our Code of Ethics. Any copy requests may be directed to Viper Powersports Inc., 2458 West Tech Lane, Auburn, AL, 36832 in care of John Silseth.

Item 11.    Executive Compensation

The following table sets forth the executive compensation of the executive officers of the Company during the two fiscal years ended December 31, 2011 and 2012.

SUMMARY COMPENSATION TABLE

Name and Position	Year	Salary ($)	Stock Awards (Shares)

John Silseth Chief Executive Officer	2012	$167,932	0
	2011	$126,750	2,500,000
Terry Nesbitt, President, Viper Motorcycle Co. Resigned June 30, 2011	2012	$0	0
	2011	$86,000	25,000
Timothy Kling Chief Financial Officer Effective July 1, 2011	2011	$150,879	0
	2012	$64,674	200,000

Jerome Posey Chief Financial Officer	2011	$64,694	0
Through June 30, 2011

Options/SAR Grants

The Company does not have any employee stock options or grants outstanding.

Compensation of Directors

No compensation was paid by the Company to its directors for their services as a director during 2012.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stock Matters.

The following table sets forth as of December 31, 2012 certain information regarding beneficial ownership of the common stock of the Company by (a) each person or group known by the Company to be the beneficial owner of more than 5% of the outstanding common stock of the Company, (b) each director and executive officer of the Company, and (c) all directors and executive officers of the Company as a group. Each shareholder named in the below table has sole voting and investment power with respect to shares of common stock shown in the table Unless otherwise indicated, the address of each listed shareholder is 2458 West Tech Lane, Auburn, AL 36832.

Shareholder	Shares Owned Beneficially	Percent of Class

Title of Class – Common Stock
Robert O. Knutson	162,356	.3%
John R. Silseth II	2,500,000	4.8%
Robert Van Den Berg	252,356	.5%
Grant Lynch	700,000	1.3%
Tim Wellborn	250,000	.5%
James Shield	1,000,000	1.9%
Jed Latkin	0	.0%
Timothy C. Kling	200,000	.4%

All directors and officers	5,064,712	9.7%
as a group (8 persons)

Beneficial Owner of more than 5%
Precious Capital LLC(1)	9,694,128	18.6%

(1)	These shares were all returned to the Company incident to the 2013 sale of assets in lieu of foreclosures.

Item 13.    Certain Relationships and Related Transactions.

Following are certain material transactions during the past two years between the Company and any of its directors, executive officers, and principal shareholders:

On April 24, 2012, the Company repaid Mr. Van Den Berg an $80,000 loan.

 On April 24, 2012, Viper Motorcycle Company (“VMC”), as Borrower and being a wholly owned subsidiary of registrant Viper Powersports Inc., entered into a Loan and Security Agreement (the “Loan Agreement”) with Precious Capital LLC, of New York City, as Lender. The Loan Agreement provides funding through advances to VMC under a line of credit not to exceed $6,000,000, with interest on outstanding principal payable at an annual rate of 15% per annum. All outstanding principal of this loan and any accrued interest are due to Lender in full, thirty-six (36) months from the date of the Loan Agreement. The outstanding principal of this loan may be prepaid by VMC, in whole or in part, at any time.

*	Upon closing this loan, VMC received an initial loan advance of $2,500,000. The Loan Agreement required the funds from this initial advance to be used by VMC as follows: payment of outstanding debt of $280,000 including $80,000 owed to a director of the Company; payment of $640,000 to acquire the assets of Precision Metal Fab Racing, a manufacturer and marketer of high performance motorcycle components based in suburban Minneapolis; prepaid payment of loan interest to the Lender of $375,000; payment of $330,000 to complete acquiring engine development IP technology from Ilmor; payment not to exceed $450,000 for manufacturing equipment and tooling; payment of $180,000 for loan brokerage commissions; payment not to exceed $128,000 for motorcycle components inventory and other immediate operational expenditures; and the balance for miscellaneous permitted expenditures including payment of professional and other expenses of VMC and the Lender related to this loan transaction and its closing.
*	Under the terms of the Loan Agreement, any further advances to VMC beyond the initial $2,500,000 shall be in the Lender’s sole and absolute discretion, and no advance may be requested by VMC after April 24, 2014. The loan terms also require that at no time shall the outstanding balance of this loan exceed a “Balancing Formula” as defined in the Loan Agreement, which formula approximates 60% of the values of certain defined tangible and intangible assets of VMC and the Company.
*	To provide the required collateral for this loan, both VMC and the Company entered into various security, pledge and guaranty agreements to guarantee payment to the Lender and secure the Lender with all tangible and intangible assets of VMC and the Company as set forth in the Loan Agreement and its supporting documents, including the Company’s 100% ownership of VMC. In addition, the future payment to the Lender of all outstanding principal and accrued interest of this loan was guaranteed unconditionally by the Chief Executive Officer and Chief Financial Officer of the Company.
*	The Loan Agreement also contains numerous representations, warranties and covenants of VMC, detailed terms for the opening and operation of certain banking Special Deposit Accounts as required by the Lender, default provisions and other standard loan contract provisions.
*	As an inducement to the Lender to make this loan to VMC, the Company issued a total of 9,694,128 unregistered shares of its common stock to the Lender, which common shares were offered and sold by the Company in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended. The cost of this issuance was capitalized to deferred financing costs and will be amortized on a straight-line basis over the life of the loan as additional interest.
*	The Loan Agreement also provides that none of the common stock of the Company owned by the Lender or by the Chief Executive Officer and Chief Financial Officer of the Company can be sold or otherwise disposed of during the three-year term of this loan.

On February 13, 2013, Precious Capital LLC issued a default notice related to Loan Agreement. The notice stated that a Balancing Default to the Agreement exists and provided for 10 business days to cure the issue before an Event of Default will occur.

On March 5, 2013, the Company announced that since receiving this default notice, the Company and Precious Capital LLC have agreed on the following, which has been approved by the Board of Directors of Viper Powersports Inc.:

*	The Company shall convey to Precious Capital LLC, subject to a purchase and sale agreement now being prepared, all of its ownership interest in its Viper subsidiary;
*	Precious Capital LLC shall apply a discount of $2,900,000 to the face value of the loan instrument prior to the transfer,
*	Precious Capital LLC shall indefeasibly release the Company from any and all of the Company’s liabilities and obligations under or in connection with the Loan, including release of the Company’s guarantee of the Loan;
*	Precious Capital LLC shall return to the Company all shares or other ownership interests in the Company conveyed to Precious Capital LLC in connection with the Loan;
*	Precious Capital LLC shall release any security interest it may have in any shares or other ownership interests in the Company that it may have in connection with the Loan;
*	Precious Capital LLC and Viper Powersports Inc. shall release each other from all obligations and liabilities in connection with the Loan;
*	Precious Capital LLC shall pay certain expenses for the Company to be agreed between Precious Capital LLC and Viper Powersports Inc.

The above transactions were completed on June 17, 2013

Item 14.    Principal Accountant Fees and Services.

Pre-Approval of Audit Fees

Our Board of Directors is responsible for pre-approving all audits and permitted non-audited services to be performed for us by our independent registered public accounting firm or any other auditing or accounting firm.

Auditor Fees

Child, Van Wagoner & Bradshaw, PLLC acted as our independent accounting firm for the fiscal year ended December 31, 2011. The Company completed a competitive process to review the appointment of the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2012. As a result of this process on June 12, 2012, the Directors engaged Hein & Associates LLP for that role. The aggregate fees billed by Child, Van Wagoner & Bradshaw, PLLC and Hein & Associates LLP for such services are as follows:

	Fiscal 2012	Fiscal 2011
Audit and review fees	$121,703	$34,103
Tax fees	$0	$0
All other fees	$0	$0

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

VIPER POWERSPORTS INC. (Registrant)

By:	/s/ John R. Silseth
John R. Silseth - Chief Executive Officer

Date:	December 6,, 2013

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ John R. Silseth
John R. Silseth – Director

Date:	December 6, 2013

By:	/s/ Robert O. Knutson
Robert O. Knutson – Director

Date:	December 6, 2013

By:	/s/ Robert Van Den Berg
Robert Van Den Berg – Director

Date:	December 6,, 2013

By:	/s/ Grant Lynch
Grant Lynch – Director

Date:	December 6, 2013

By:	/s/ Tim Wellborn
Tim Wellborn – Director

Date:	December 6, 2013

Viper Powersports Inc.

Consolidated Financial Statements

For the Years Ended

December 31, 2012 and 2011

Viper Powersports Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Viper Powersports, Inc.

We have audited the accompanying consolidated balance sheet of Viper Powersports, Inc. and subsidiaries (the “Company”) as of December 31, 2012, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Viper Powersports, Inc. and subsidiaries as of December 31, 2012, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

As discussed in Note 13 to the financial statements, subsequent to December 31, 2012, the Company has transferred two of its subsidiaries to a lender in settlement of the debt due to this lender. Substantially all of the Company’s operations are conducted by the subsidiaries that were transferred, and the transferred subsidiaries owned substantially all of the Company’s assets. This transaction has a significant effect on the Company’s statement of financial position and its ongoing operations. After the transfer, the Company has limited assets and operations and has re-entered the development stage.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered losses from operations, its total liabilities exceed its total assets, and will have limited assets and operations after the change in the Company’s structure subsequent to year end (Note 13). This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Hein and Associates LLP

Hein & Associates LLP

Denver, Colorado

December 6, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors

Viper Powersports Inc.

Auburn, Alabama

We have audited the accompanying consolidated balance sheet of Viper Powersports Inc. (the Company) and subsidiaries as of December 31, 2011, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting, as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Viper Powersports Inc. and subsidiaries as of December 31, 2011 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred losses from operations, has a liquidity problem, and requires additional funds for its operational activities. These factors raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Child, Van Wagoner & Bradshaw, PLLC

Child, Van Wagoner & Bradshaw, PLLC

Salt Lake City, Utah

April 16, 2012

F-2a

Viper Powersports Inc.

Consolidated Balance Sheets

	December 31, 2012	December 31, 2011
ASSETS
Current assets
Cash	$94,686	$27,896
Accounts receivable	29,493	8,803
Inventory and supplies	1,010,141	523,174
Prepaid expenses and other assets	1,324,824	101,602
Total current assets	2,459,144	661,475

Fixed assets:
Office and computer equipment	96,733	96,733
Manufacturing and development equipment	545,235	242,835
Vehicles	278,507	248,937
Leasehold improvements	63,363	63,363
Subtotal	983,838	651,868
Accumulated depreciation	(311,682)	(140,715)
Total fixed assets	672,156	511,153

Other assets:
Rental deposit and other	14,200	13,400
Deferred financing cost	2,035,767	0
Intangibles	362,904	0
Total other assets	2,412,871	13,400

Total assets	$5,544,171	$1,186,028

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$174,144	$222,319
Accrued liabilities	158,208	205,091
Notes payable, less discount of $114,611	5,735,141	233,621
Notes payable – related party	212,000	175,111
Current portion of long-term liabilities	0	100,000
Total current liabilities	6,279,493	936,142

Long-term liabilities
Note payable	0	170,000
Total long-term liabilities	0	170,000

Total liabilities	6,279,493	1,106,142

Stockholders' equity (deficit)
Preferred stock; $0.001 par value; 20,000,000 shares authorized, 0 and 1,386,469 issued and outstanding, respectively	0	1,386
Common stock; $0.001 par value; 100,000,000 shares authorized, 52,182,637 and 28,692,252 issued and outstanding, respectively	52,183	28,692
Additional paid-in capital	46,084,232	40,812,394
Accumulated deficit	(46,871,737)	(40,762,586)

Total stockholders' equity (deficit)	(735,322)	79,886

Total liabilities and stockholders' equity (deficit)	$5,544,171	$1,186,028

See notes to consolidated financial statements.

Viper Powersports Inc.

Consolidated Statements of Operations

	Year Ended December 31, 2012	Year Ended December 31, 2011

Revenues (net of returns)	$611,797	$165,209
Cost of revenues	660,165	165,538
Gross profit	(48,368)	(329)

Operating expenses
Research and development costs	331,936	69,585
Selling, general and administrative	3,093,497	3,136,316

Total operating expenses	3,425,433	3,281,703

Loss from operations	(3,473,801)	(3,282,032)

Other income (expense)
Interest expense	(1,222,772)	(59,444)
Accretion of debt discount	(474,977)	(83,304)
Beneficial conversion features	0	(227,419)
Financing cost relating to debt discount	(747,886)	(183,566)
Inventory impairment	(189,724)	0
Other income	9	2,905

Total other income (expense)	(2,635,350)	(550,828)

Deemed dividend of preferred stock	0	(338,508)
Net loss attributed to common shareholders	$(6,109,151)	$(4,171,368)

Loss per common share – basic and diluted	$(0.12)	$(0.19)

Weighted average common shares outstanding – - basic and diluted	51,799,305	20,493,779

See notes to consolidated financial statements.

Viper Powersports Inc.

Consolidated Statements of Stockholders’ Equity (Deficit)

For the Period from January 1, 2011 to December 31, 2012

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balances at January 1, 2011	0	0	17,719,280	17,719	36,549,869	(36,591,218)	(23,630)
Common stock for cash and conversion of debt			5,978,000	5,978	730,415		736,393
Common stock for services			4,994,972	4,995	1,196,347		1,201,342
Preferred stock for cash and conversion of debt	1,386,469	1,386			1,038,465		1,039,851
Beneficial conversion features					258,799		258,799
Stock warrants issued with common shares					280,094		280,094
Stock warrants for services					179,443		179,443
Stock warrants issued with debt					240,454		240,454
Deemed preferred dividend					338,508	(338,508)	0
Net loss for the year ended December 31, 2011						(3,832,860)	(3,832,860)
Balances at December 31, 2011	1,386,469	$1,386	28,692,252	$28,692	$40,812,394	$(40,762,586)	$79,886
Common stock for cash and conversion of debt			15,620,796	15,622	3,309,386		3,325,008
Common stock for services			2,670,333	2,670	1,028,078		1,030,748
Preferred stock converted to common stock	(1,386,469)	(1,386)	5,199,256	5,199	(3,813)		0
Stock warrants for services					282,099		282,099
Stock warrants issued with debt					97,500		97,500
Stock warrants issued with debt conversion					97,500		97,500
Accretion of debt discount					461,088		461,088
Net loss for the year ended December 31, 2012						(6,109,151)	(6,109,151)
Balances at December 31, 2012	0	$0	52,182,637	$52,183	$46,084,232	$(46,871,737)	$(735,322)

See notes consolidated financial statements.

Viper Powersports Inc.

Consolidated Statements of Cash Flows

	Year Ended December 31, 2012	Year Ended December 31, 2011
Cash flows from operating activities:
Net loss	$(6,109,151)	$(3,832,860)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	223,063	46,158
Common stock and warrants issued for compensation and expenses	1,030,748	1,380,785
Amortization of debt discount and beneficial conversion feature	1,222,863	494,289
Impairment loss-inventory and fixed assets	174,000	75,802
Common stock issued to convert debt	0	75,000
Changes in operating assets and liabilities:
Increase in accounts receivable, net of bad debts	(20,690)	(7,473)
Increase in inventory and supplies, net of obsolescence	(660,967)	(144,893)
Increase in prepaids and other	(1,244,022)	(110,992)
Decrease (increase) in accounts payable	(10,514)	89,807
Decrease in accrued liabilities	(26,797)	(4,204)
Net cash used in operating activities	(5,421,467)	(1,938,581)

Cash flows from investing activities:
Purchase of intellectual property	(415,000)	0
Purchase of fixed assets	(331,968)	(308,592)
Net cash provided used in investing activities	(746,968)	(308,592)

Cash flows from financing activities:
Proceeds from sale of preferred stock	0	613,465
Proceeds from sale of common stock	525,000	892,871
Proceeds from note payable	5,477,641	690,000
Proceeds from note payable – related parties	556,000	202,000
Payments on note payable	(15,000)	(59,000)
Debt Discounts	(114,611)	0
Payments for loan costs	86,194	(55,333)
Payment on notes payable – related party	(280,000)	(24,513)
Net cash provided by (used in) financing activities	6,235,224	2,259,490

Net change in cash and cash equivalents	66,789	12,317
Cash, beginning of period	27,896	15,579
Cash, end of period	$94,685	$27,896

Supplemental Non-Cash Financing Activities and Cash Flow Information:
Common stock issued for debt and expenses	$1,030,748	$325,000
Preferred stock issued for debt	$0	$425,000
Stock warrants issued with short-term loans	$0	$75,000
Stock warrants as prepaid finder’s fee	$0	$100,000
Common Stock issued for conversion	$3,066,586	$0
Inventory transferred to fixed assets	$0	$168,108

See notes to consolidated financial statements.

Viper Powersports Inc.

Notes to Consolidated Financial Statements

1.	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

PMFR, Inc. was incorporated by us in April 2012 as a wholly-owned Minnesota corporation. It was organized for the acquisition of Precision Metal Fab Racing’s assets (Note 12). The subsidiary was formed to produce high quality chassis and suspension and other components and parts, many of which are CAD designed and CNC machined from high-grade billet aluminum stock.

The Company has started commercial marketing with production and commercial shipments of our motorcycles. The Company facility is located in Auburn, Alabama in a 63,000 sq ft plant which will allow us to grow based on our forecasted production schedule.

Going Concern – The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying consolidated financial statements, the Company has incurred an accumulated deficit of $46,871,737 since inception, and currently has limited sales which raises substantial doubt about is ability to continue as a going concern. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the production of its motorcycles. Management has plans to seek additional capital through private placements of its capital stock. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

On April 24, 2012, Viper Motorcycle Company (“VMC”), as Borrower and being a wholly owned subsidiary of registrant Viper Powersports Inc., entered into a Loan and Security Agreement (the “Loan Agreement”) with Precious Capital LLC, of New York City, as Lender. On February 13, 2013, Precious Capital LLC issued a default notice related to Loan Agreement. On March 5, 2013, the Company and Precious Capital LLC have agreed to liquidate in lieu of foreclosure its VMC and PMFR subsidiaries. (Note 13) The above transactions were completed on June 17, 2013

The Company, with its remaining subsidiary Viper Performance, Inc. is restructuring itself to develop and market high-performance after-market accessories.

Principles of Consolidation – The consolidated financial statements include the accounts of Viper Powersports Inc. and its wholly-owned subsidiaries, Viper Motorcycle Company, PMFR Inc. and Viper Performance Inc. All intercompany balances and transactions have been eliminated in consolidation.

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

Loss Per Share – Basic and diluted net loss per common share is computed using the net loss applicable to common shareholders and the weighted average number of shares of common stock outstanding. Diluted net loss per common share does not differ from basic net loss per common share since potential shares of common stock from conversion of debt and the exercise of warrants and options are anti-dilutive for all periods presented.  The fully diluted shares would be 51,799,305.

Viper Powersports Inc.

Notes to Consolidated Financial Statements

1.	NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Cash and Cash Equivalents - Cash and cash equivalents consist of highly liquid investments, with original maturities of three months or less. From time to time, these cash accounts may exceed federally insured limits.

Accounts Receivable - Accounts Receivable are due in 90 days and no interest is charged on account balances. The Company reviews all receivable balances for risk of loss, and as of Dec 31, 2012 and Dec 31, 2011, there was no allowance for doubtful accounts.

Inventories – Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method (FIFO). Demonstration motorcycles are stated at manufacturing cost and reserves are recorded to state the demonstration motorcycles at net realizable value. For the year ended December 31, 2012, the Company has recorded an inventory impairment of approximately $174,000.

The Company reviews inventory for obsolescence and excess quantities to determine that items deemed obsolete or excess are appropriately reserved.  Components of inventory at December 31, 2012 are as follows;

	VMC	PMFR	Total
Build components	374,498	0	374,498
Finished goods	362,854	262,789	625,643
	737,352	262,789	1,000,141
Less inventory reserve	10,000	0	10,000
	747,352	262,789	1,010,141

Property and Equipment – Property and equipment are stated at cost. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets, which are 3 to 7 years. Leasehold improvements are amortized straight line over the shorter of the lease term or estimated useful life of the asset. For the year ended December 31, 2012 the Company recorded depreciation expense of $223,063.

Impairment of Long Lived Assets – The Company reviews long-lived assets for impairment annually or more frequently if the occurrence of events or changes in circumstances indicates that the carrying amount of the assets may not be fully recoverable or the useful lives of the assets are no longer appropriate. Each impairment test is based on a comparison of the carrying amount of an asset to future net undiscounted cash flows. If impairment is indicated, the asset is written down to its estimated fair value on a discounted cash flow basis.  No impairment was recognized as of December 31, 2012 and 2011.

Revenue Recognition – The Company conducts its sales through a network of independent dealers, and the Company recognizes revenue for sales to dealers after the following has taken place:

•	The sales price is fixed or determinable;
•	Motorcycle products are delivered, which is upon shipment;
•	Title to products passes to the dealer, also upon shipment; and
•	Collection is reasonably assured.

Return Policy - The Company has an establish dealer network throughout the United States. All states have specific laws relating to motor vehicles sales to dealers and returns. These return laws vary from state to state and have to be reviewed on a state by state basis. The Company has not established a return allowance, as all vehicle sold to dealers have been sold at retail. In the event that any returns may happen, the Company must approval all returns when applicable within applicable state laws and as of December 31, 2012, there is no return allowance recorded

 Warranty – The Company provides warranty coverage for its motorcycles with unlimited miles within a one year period from date of purchase, including parts and labor necessary to repair the motorcycle during the warranty period.

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

Warranty information is detailed in the following table:

	December 31,2012	December 31, 2011
Beginning balance	$31,832	$28,996
Addition to Reserve	1,025	3,362
Warranty payments	(1,025)	(496)
Ending balance	$31,832	$31,832

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

Income Taxes – Income taxes are accounted for under the asset and liability method. Deferred income taxes, if any, are recognized for the difference between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Deferred income taxes, if any, will be recorded at the tax rates expected to be in effect when amounts are to be included in future taxable income. A valuation allowance is recorded to reduce the deferred tax assets to the amounts believed to be realizable. Due to the uncertainty regarding the Company’s future profitability, the future tax benefits of its net operating losses (NOL) have been fully reserved and no net tax benefit has been recorded in these financial statements.  Cumulative NOL’s at December 31, 2012 of approximately $36,000,000 begin to expire in 2022.  Deferred tax assets of approximately $15,300,000 have been offset completely by a valuation allowance.  There are no other significant components of deferred tax assets or liabilities.

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

Stock Options and Stock Based Compensation

The Company accounts for equity instruments issued to non-employees for services and goods under Accounting Standard Codification Topic 505.50; Emerging Issues Task Force (“EITF”) 96-18 (Accounting for Equity Instruments Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods and Services); and EITF 00-18 (Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to other than Employees.) Generally, the equity instruments issued for services or goods are for common shares or common stock purchase warrants. These shares or warrants are fully vested, non-forfeitable and fully paid or exercisable at the date of grant and require no future performance commitment by the recipient. The Company expenses the fair market value of these securities over the period in which the Company receives the related services.

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

In October 1012, FASB issued ASU No. 2012-02, “Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” This ASU simplifies the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. ASU No. 2012-02 will be effective for annual and interim impairment tests performed after September 15, 2012. The adoption of this ASU is not expected to have a material impact on the Company’s disclosures to the consolidated financial statements.

No other recently issued pronouncements are expected to have a material impact on the Company’s financial reporting.

Reclassification:

Certain items for 2011 have been reclassified to conform to the 2012 presentation.

Viper Powersports Inc.

Notes to Consolidated Financial Statements

2.	EQUITY FINANCING AGREEMENTS

Following are all equity security transactions during the year ended December 31, 2012 involving sales not registered under the Securities Act of 1933:

Loan Transactions

2011

The Company entered into nine (9) 60-day loan agreements from January through December 31, 2011. The total of the loans amounted to $425,000. The loans carry interest rates ranging from 10% to 12%. Each agreement also required the Company to issue 650,000 warrants to purchase shares of common stock at $.50 per share. The relative fair value method was used to allocate the proceeds between the warrants and the loans. The resulting debt discounts were then accreted over the life of the loans. All of these loans were subsequently converted into Convertible Preferred Stock at which time the unamortized discount was expensed. There was no interest paid on the loans as they were immediately converted to the Convertible Preferred Stock upon receipt of payment. See Preferred Stock Transaction listed below.

On July 27, 2011, the Company entered into a two-year loan agreement with the Industrial Development Board of the City of Auburn, Alabama. The $200,000 loan was used to purchase new equipment. As of December 31, 2012 and 2011 the total outstanding balance was $200,000. The new equipment will be used as collateral for the loan agreement. The loan carries a 3.25% interest rate payable in quarterly payments. On July 27, 2012, the Industrial Development Board gave a six month extension on first payment. The Industrial Development Board issue a default notice in January 27, 2013 for lack of payment due. A payment of $100,000 was paid on March 7, 2013 to clear the default and the final payment was made on June 24, 2013 Interest paid during 2011 was $2,738 and $6,560 during 2012.

On September 19, 2011, the Company entered into a Convertible Promissory Note with Asher Enterprises, Inc. an independent third party, with a principal amount of $65,000. The term of the Note is nine months and the Note carries an 8% interest rate per annum, compounded annually. If the Note remains unpaid after one hundred and eighty (180) days from the Issue date, the holder has the option to convert the principal and accrued interest into shares of our Company stock at a conversion price equal to 58% of the “trading price” as described in the Note. In accordance with ASC 470-20-30, the calculated beneficial conversion feature is in excess of the value of the debt, therefore the beneficial conversion feature is equal to the debt and would be amortized over the life of the note These proceeds from this loan were used for both the purchase of inventory as well as Company operations. The Company accrued interest in the amount of $1,516 in 2011 and $1,084 in 2012. On March 15, 2012, the Company repaid the Convertible Promissory the principal amount of $65,000, accrued interest of $46,889 and prepayment option fees. Since the loan was paid-off before it reached it maturity, the remaining unamortized discount of $33,622 was fully expensed on the date of repayment

On October 2, 2011, the Company renegotiated a $200,000 short-term loan agreement with Venture Banks. The loan carries a 5.5% interest rate, calculated and payable monthly, with a balloon payment due October 2, 2012. The loan is collateralized by CD’s owned by David Palmund, an unrelated party, who has also filed a UCC lien on the Company’s assets. The loan was paid off on April 24, 2012. Interest paid in 2011 was $9,367 and $4,067 in 2012.

On November 21, 2011, the Viper Performance Company entered into a secured inventory financing agreement for $152,000 with two (2) shareholders. The loan carries a 12.0% annual interest rate, calculated and payable quarterly, with a balloon payment due June 2012. 500,000 warrants were issued to purchase common stock for $0.15 per share with the loan agreement as finance fees and resulted in a discount to the loan of $56,889. The loan is collateralized by inventory. The net loan value on 12/31/2011 was $95,111 and $152,000 on 12/31/2012 No interest was accrued in 2011 and $18,423 was expensed in 2012.

The Company entered into a non-interest bearing note with Mr Van Den Berg, a Director with the Company in April 2004 for $80,000. The total amounts due as of December 31, 2011 was $80,000. The note was paid in full on April 24, 2012.

In January 2011, Transactional Finance, LLC, as plaintiff, commenced a legal action against the Company, claiming that the Company owes the plaintiff $70,000 in principal relating to a Promissory Note executed by the Company in 2007.   This note is non-interest bearing and no settlement has occurred in the action to date. The total balance outstanding as of December 31, 2012 and 2011 is $70,000

Viper Powersports Inc.

Notes to Consolidated Financial Statements

2.	EQUITY FINANCING AGREEMENTS (cont.)

2012

The Company entered into various 180-day loan agreements for $100,000 each from January 1, 2012 through March 31, 2012 totaling $200,000. These loans are convertible at a conversion price of $.15 per share and carry a 12.0% interest rate. Each agreement also required the Company to issue 650,000 warrants to purchase the applicable number of shares of common stock at $.15 per share. The Company valued the warrants issued using the Black-Scholes model. The relative fair value method was used to allocate the proceeds between the warrants and the loans, resulting in a debt discount of $97,500, which is then accreted over the life of the loans. Any remaining unamortized debt discount at the time of conversion has been accreted as an expense. Interest expenses of $4,031was expensed and paid during 2012. The stock price on the date of issuance ranged between $.22 and $.25 per share and resulted in a beneficial conversion of approximately $161,000 which fully expensed upon the conversion of the notes. These loans were converted in April 2012 in exchange for approximately 2,000,000 shares of common stock

The Company entered into three (3) short-term loan agreements for a total of $214,000 with related parties from January 1, 2012 through March 31, 2012. The instruments are non-interest bearing. $60,000 was repaid in the second quarter of 2012 and the remaining $164,000 was converted to shares on April 24, 2012.

On April 24, 2012, Viper Motorcycle Company (“VMC”), as Borrower and being a wholly owned subsidiary of registrant Viper Powersports Inc., entered into a Loan and Security Agreement (the “Loan Agreement”) with Precious Capital LLC, of New York City, as Lender. The Loan Agreement provides funding through advances to VMC under a line of credit not to exceed $6,000,000, with interest on outstanding principal payable at an annual rate of 15% per annum. All outstanding principal of this loan and any accrued interest are due to Lender in full, thirty-six (36) months from the date of the Loan Agreement. The outstanding principal of this loan may be prepaid by VMC, in whole or in part, at any time.

*	Upon closing this loan, VMC received an initial loan advance of $2,500,000. The Loan Agreement required the funds from this initial advance to be used by VMC as follows: payment of outstanding debt of $280,000 including $80,000 owed to a director of the Company; payment of $640,000 to acquire the assets of Precision Metal Fab Racing (Note 12), a manufacturer and marketer of high performance motorcycle components based in suburban Minneapolis; prepaid payment of loan interest to the Lender of $375,000; payment of $330,000 to complete acquiring engine development IP technology from Ilmor; payment not to exceed $450,000 for manufacturing equipment and tooling; payment of $180,000 for loan brokerage commissions; payment not to exceed $128,000 for motorcycle components inventory and other immediate operational expenditures; and the balance for miscellaneous permitted expenditures including payment of professional and other expenses of VMC and the Lender related to this loan transaction and its closing.
*	Under the terms of the Loan Agreement, any further advances to VMC beyond the initial $2,500,000 shall be in the Lender’s sole and absolute discretion, and no advance may be requested by VMC after April 24, 2014. The loan terms also require that at no time shall the outstanding balance of this loan exceed a “Balancing Formula” as defined in the Loan Agreement, which formula approximates 60% of the values of certain defined tangible and intangible assets of VMC and the Company.
*	To provide the required collateral for this loan, both VMC and the Company entered into various security, pledge and guaranty agreements to guarantee payment to the Lender and secure the Lender with all tangible and intangible assets of VMC and the Company as set forth in the Loan Agreement and its supporting documents, including the Company’s 100% ownership of VMC. In addition, the future payment to the Lender of all outstanding principal and accrued interest of this loan was guaranteed unconditionally by the Chief Executive Officer and Chief Financial Officer of the Company.
*	The Loan Agreement also contains numerous representations, warranties and covenants of VMC, detailed terms for the opening and operation of certain banking Special Deposit Accounts as required by the Lender, default provisions and other standard loan contract provisions.
*	As an inducement to the Lender to make this loan to VMC, the Company issued a total of 9,694,128 unregistered shares of its common stock to the Lender, which common shares were offered and sold by the Company in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended. The value of these shares on date of issuance was $.27 per share resulting in a total cost of $2,617,415, whic was capitalized to deferred financing costs and will be amortized on a straight-line basis over the life of the loan as additional interest.
*	The Loan Agreement also provides that none of the common stock of the Company owned by the Lender or by the Chief Executive Officer and Chief Financial Officer of the Company can be sold or otherwise disposed of during the three-year term of this loan.
*	As of December 31, 2012, the outstanding balance on the loan was $5,203,053 with $248,199 in accrued interest.

Viper Powersports Inc.

Notes to Consolidated Financial Statements

2.	EQUITY FINANCING AGREEMENTS (cont.)

On February 13, 2013, Precious Capital LLC issued a default notice related to Loan Agreement. The notice stated that a Balancing Default to the Agreement exists and provided for 10 business days to cure the issue before an Event of Default will occur.

On March 5, 2013, the Company announced that since receiving this default notice, the Company and Precious Capital LLC have agreed on the following, which has been approved by the Board of Directors of Viper Powersports Inc.:

*	The Company shall convey to Precious Capital LLC, subject to a purchase and sale agreement now being prepared, all of its ownership interest in its Viper subsidiary;
*	Precious Capital LLC shall apply a discount of $2,900,000 to the face value of the loan instrument prior to the transfer,
*	Precious Capital LLC shall indefeasibly release the Company from any and all of the Company’s liabilities and obligations under or in connection with the Loan, including release of the Company’s guarantee of the Loan;
*	Precious Capital LLC shall return to the Company all shares or other ownership interests in the Company conveyed to Precious Capital LLC in connection with the Loan;
*	Precious Capital LLC shall release any security interest it may have in any shares or other ownership interests in the Company that it may have in connection with the Loan;
*	Precious Capital LLC and Viper Powersports Inc. shall release each other from all obligations and liabilities in connection with the Loan;
*	Precious Capital LLC shall pay certain expenses for the Company to be agreed between Precious Capital LLC and Viper Powersports Inc.
*	(See note 13)

On December 1, 2012, the Company entered into a Convertible Promissory Note with Asher Enterprises, Inc. with a principal amount of $128,500. The term of the Note is nine months and the Note carries an 8% interest rate per annum, compounded annually. If the Note remains unpaid after one hundred and eighty (180) days from the Issue date, the holder has the option to convert the principal and accrued interest into shares of our Company stock at a conversion price equal to 58% of the “trading price” as described in the Note. These proceeds from this loan were used for both the purchase of inventory as well as Company operations. In accordance with ASC 470-20-30, the calculated beneficial conversion feature is in excess of the value of the debt, therefore the beneficial conversion feature is equal to the debt and would be amortized over the life of the note. As of December 31, 2012, the Company accrued $856 in interest related to this loan and the net loan value as of December 31, 2012 is $13,889.

Total interest for all debt instruments paid as of December 31, 2012 and 2011 were $59,444 and $952,555

Total Maturity for Debt Outstanding as of December 31, 2012:

Total
December 31, 2013	$5.947.141
Total Debt	$5.947.141

Viper Powersports Inc.

Notes to Consolidated Financial Statements

2.	EQUITY FINANCING AGREEMENTS (cont.)

Common Stock Transactions

2011

During the period of January through March, 2011, the Company issued to nine (9) shareholders, 908,000 shares of common stock under $.50 private placements and 688,000 warrants to purchase common stock at prices ranging from $1.00 to $0.50 per share for $454,000 in cash. The Company performed Black-Scholes valuations for each transaction, with an allocation of the proceeds applied to the warrants.  The difference between the warrant allocation and the proceeds was allocated to the shares of common stock issued. See Note 4 for valuation of warrants issued.

During the period of January through March, 2011, the Company issued to three (3) shareholders, 4,134 shares of common stock. The stock prices were used to value the stock issued for services on each relevant date.

On March 31, 2011, the Company issued to eight (8) warrant holders, 337,500 warrants to purchase common stock at prices ranging from $2.00 to $0.50 per share for services performed. The Company performed a Black-Scholes valuation for each transaction, a warrant allocation of the proceeds applied to the warrants. (Note 4)

During the period of April through June, 2011, the Company issued to three (3) shareholders, 170,000 shares of common stock under $.50 private placements and 170,000 warrants issued to purchase common stock for $0.50 per share for $85,170 in cash. The Company performed Black-Scholes valuations for each transaction, with an allocation of the proceeds applied to the warrants.  The difference between the warrant allocation and the proceeds was allocated to the shares of common stock issued. (Note 4)

During the period of April through June, 2011, the Company issued to four (4) shareholders, 280,000 shares of common stock. The stock prices were used to value the stock issued for services, on each relevant date.

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

2012

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

As an inducement to Precious Capital LLC to make the loan (see detail above) to Viper Motorcycle Company, the Company issued a total of 9,694,128 unregistered shares of its common stock to Precious Capital LLC, which common shares were offered and sold by the Company in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended.

As an inducement to three accredited investors to convert their notes, on April 24, 2012 the Company issued 1,255,000 shares of common stock for a value of $414,150. The conversion rates on these three loans were less than the actual stock price on the date of conversion. As a result, the Company recorded an additional $148,000 of expense for the beneficial conversion of these notes.

During the three months ended September 30, 2012, the Company issued 383,333 shares of common stock to two accredited investors for $80,500 of services recorded as an expense in general and administration. The market closing price on this date was used to value the stock issued for services.

Viper Powersports Inc.

Notes to Consolidated Financial Statements

2.	EQUITY FINANCING AGREEMENTS (cont.)

Preferred Stock Transactions

2011

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

Warrants for Services

2011

There were no warrant transactions for services in 2011.

2012

During the three months ended March 31, 2012, the Company issued 100,000 warrants for shares of common stock for $27,971 of services recorded as an expense in general and administration. The warrants held terms of 10 years with an exercise price are $0.50. The Company valued the warrants issued using the Black-Scholes model.

During the three months period ended June 30, 2012, the Company issued 1,359,550 warrants for shares of common stock for $313,133 of services recorded as an expense in general and administration. 650,000 of the warrants held terms of three years with an exercise price are $0.15. 70,000 of the warrants held terms of ten years with an exercise price are $0.50. 639,550 of the warrants held terms of ten years with an exercise price are $0.30. The Company valued the warrants issued using the Black-Scholes model.

3.	RELATED PARTY TRANSACTIONS

On April 24, 2012, the Company repaid Mr. Van Den Berg, a current Director, an $80,000 loan. The loan is an non-interest bearing note, dated April 2004 and was carried on the Company’s 12/31/2011 Balance Sheet at $80,000.

 On April 24, 2012, Viper Motorcycle Company (“VMC”), as Borrower and being a wholly owned subsidiary of registrant Viper Powersports Inc., entered into a Loan and Security Agreement (the “Loan Agreement”) with Precious Capital LLC, of New York City, as Lender. The Loan Agreement provides funding through advances to VMC under a line of credit not to exceed $6,000,000, with interest on outstanding principal payable at an annual rate of 15% per annum. All outstanding principal of this loan and any accrued interest are due to Lender in full, thirty-six (36) months from the date of the Loan Agreement. The outstanding principal of this loan may be prepaid by VMC, in whole or in part, at any time. (Note 2)

Viper Powersports Inc.

Notes to Consolidated Financial Statements

4.	COMMON STOCK WARRANTS AND OPTIONS

Warrants – The Company has warrants outstanding for the purchase of a total of 8,883,863 shares of our common stock, all of which are exercisable anytime until their respective expiration dates. The Company performed Black-Scholes valuations for the transaction when issued, with an allocation of the proceeds applied to the warrants.

Warrants to Purchase	Common Share Strike Price	Term	Expiration Date
830,000	$1.00	3 year	November 2013 to December 2013
37,500	$4.00	5 year	January 2013 to March 2013
62,500	$0.50	5 year	November 2014 to December 2014
100,000	$0.50	3 year	March 2014
10,000	$2.00	5 year	November 2014
500,000	$0.15	3 year	December 2014
550,000	$0.50	5 year	January 2015 to December 2015
1,373,980	$1.00	5 year	January 2015 to December 2015
50,000	$2.00	5 year	May 2015
1,330,000	$0.15	3 year	January 2015 to April 2015
1,538,000	$0.50	5 year	January 2016 to December 2016
320,000	$1.00	5 year	January 2016 to December 2016
37,500	$2.00	5 year	January 2016 to December 2016
400,625	$0.40	10 year	December 2020
90,000	$0.50	10 year	December 2020
232,734	$0.75	10 year	December 2020
203,467	$1.00	10 year	December 2020
223,000	$1.25	10 year	December 2020
16,167	$3.00	10 year	December 2020
42,000	$0.40	10 year	December 2021
18,000	$0.50	10 year	December 2021
26,240	$0.75	10 year	December 2021
36,000	$1.00	10 year	December 2021
46,600	$1.25	10 year	December 2021
170,000	$0.50	10 year	January 2022 to April 2022
639,550	$0.30	10 year	May 2022

The following is a summary of the Company’s stock warrants outstanding as of December 30, 2012.

Warrants outstanding	2012	2011
Range of exercise price	$0.15 to $4.00	$0.15 to $4.00
Number warrants outstanding	8,883,863	6,775,563
Weighted average remaining contractual life (in years)	4.25 years	4.59 years
Weighted average exercise price, warrants outstanding	$0.63	$0.76
Term	Three to ten years	Three to ten years
Volatility	213% to 250%	213% to 250%
Dividend	0.00%	0.00%

Warrants exercisable
Number warrants exercisable	8,883,863	6,775,563
Weighted average exercise price, warrants exercisable	$0.63	$0.76

Stock Options – There are no outstanding options.

COMMON STOCK WARRANTS AND OPTIONS
	Options		Warrants
	12/31/2012	12/31/2011	12/31/2012	12/31/2011
Beg Bal	0	31,250	6,775,563	4,142,733

Issued	0	0	2,139,550	2,632,830
Exercised	0	0	0	0
Cancelled	0	(31,250)	(31,250)	0

End Bal	0	0	8,883,863	6,775,563

Exercisable	0	0	8,883,863	6,775,563

Viper Powersports Inc.

Notes to Consolidated Financial Statements

5.	LEASING ACTIVITIES

On July 27, 2011, the Company and Industrial Development Board of the City of Auburn, Alabama renegotiated its operating lease for the Auburn, Alabama facility. The term of the lease is for one hundred and twenty (120) months with a starting date of November 1, 2011. Total operating lease payments for 2012 was $130,143. Lease payments for 2013 are $200,784. The lease payment, starting in November 2013 will be recalculated based on the City of Auburn’s cost of debt service.

 Minimum lease payments are as follows:

For the years ending December 31,	Operating Lease
2013	$200,784
2014	200,784
2015	200,784
2016	200,784
2017	200,784

Total	$1,003,920

6.	SHAREHOLDERS’ EQUITY

Preferred Stock

The Company has authorized 20,000,000 shares of preferred stock with par value of $.001 per share.

2011

During 2011, the Company issued to 23 shareholders, 1,386,468 shares of preferred stock under $.75 private placements and 800,000 warrants issued to purchase common stock for $0.50 per share for $589,852 in cash and $475,000 of converted loans. The Company performed Black-Scholes valuations for each transaction, with an allocation of the proceeds applied to the warrants.  The difference between the warrant allocation and the proceeds was allocated to the shares of preferred stock issued. There was 1,386,468 Preferred Shares outstanding on December 31, 2011.

2012

During the year 2012, all 1,386,468 Preferred Shares were converted in to Common Shares at a rate of $3.75 per share which resulted in the issuance of 5,199,256 common shares upon this conversion. There were no Preferred Shares outstanding on December 31, 2012.

Common Stock

2011

The Company had stock sales to accredited investors during fiscal 2011 of 3,500,000 common shares for total proceeds of $525,000 in cash, 1,378,000 common shares for debt conversion value of $614,170 and 4,914,662 common shares exchange for services valued at $2,136,583.

2012

The Company had stock sales to accredited investors during fiscal 2012 of 3,842,001 common shares for total proceeds of $790,140 in cash, 3,681,688 common shares for debt conversion value of $778,550 and 9,694,128 common shares as an inducement to the resulting in a total deferred financing cost of $2,617,415.

7.	Fair Value of Financial Instruments

The Company's financial instruments consist primarily of cash and cash equivalents, trade receivables, trade payables, debt. Under U.S. GAAP certain of these items are required to be recorded in the financial statements at fair value, while others are required to be recorded at historical cost.

Cash and Cash Equivalents, Cash, Accounts Receivable, Accounts Payable – With the exception of certain money-market investments, these items are recorded in the financial statements at historical cost. The historical cost basis for these amounts is estimated to approximate their respective fair values due to the short maturity of these instruments.

Debt – Debt is generally recorded in the financial statements at historical cost. The carrying values of debt are estimated based upon rates currently available for debt with similar terms and maturities.

Viper Powersports Inc.

Notes to Consolidated Financial Statements

8.	Fair Value Measurements

Certain assets and liabilities are recorded at fair value in the financial statements; some of these are measured on a recurring basis while others are measured on a non-recurring basis. Assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. Assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. In determining fair value of assets and liabilities, the Company uses various valuation techniques. The availability of inputs observable in the market varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the transaction. For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion. For other financial instruments, pricing inputs are less observable in the market and may require management judgment.

The Company assesses the inputs used to measure fair value using a three-tier hierarchy. The hierarchy indicates the extent to which inputs used in measuring fair value are observable in the market.

Level 1 inputs include quoted prices for identical instruments and are the most observable.

Level 2 inputs include quoted prices for similar assets and observable inputs such as interest rates, foreign currency exchange rates, commodity rates and yield curves.

Level 3 inputs are not observable in the market and include management's judgments about the assumptions market participants would use in pricing the asset or liability. The use of observable and unobservable inputs is reflected in the hierarchy assessment disclosed in the following tables.

The company had no assets or liabilities recorded at fair value as of December 31, 2012

9.	BUSINESS SEGMENTS

The Company has reviewed ASC Topic 280 and determined that it meets the aggregation criteria outlined since the Company’s segments have similar (1) economic characteristics, (2) product and services, (3) production processes, (4) customers, (5) distribution channels, and (6) regulatory environments. Therefore, the Company reports as a single reportable business segment.

10. LEGAL

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

Viper Powersports Inc.

Notes to Consolidated Financial Statements

11.   INCOME TAXES

Income taxes are accounted for under the asset and liability method. Deferred income taxes, if any, are recognized for the difference between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Deferred income taxes, if any, will be recorded at the tax rates expected to be in effect when amounts are to be included in future taxable income. A valuation allowance is recorded to reduce the deferred tax assets to the amounts believed to be realizable. Due to the uncertainty regarding the Company’s future profitability, the future tax benefits of its net operating losses (NOL) have been fully reserved and no net tax benefit has been recorded in these financial statements.  Cumulative NOL’s at December 31, 2012 of approximately $36,000,000 begin to expire in 2022.  Deferred tax assets of approximately $15,300,000 have been offset completely by a valuation allowance.  There are no other significant components of deferred tax assets or liabilities.

A reconciliation of the income tax benefit using federal statutory rates applied to pre-tax losses is as follows;

	2012	2011
Income Tax Benefit at effective federal statutory rate of 35%	$(2,023,233)	$(1,341,501)
State income taxes (benefit)	(462,453)	(375,620)
Non-deductible impairment losses, accretion and financing expenses paid for with stock and warrants	1,066,686	239,636
Change in valuation allowance	1,419,000	1,477,485
Income Tax Benefit:	$0	$0

The Company has no tax position for which the ultimate deductibility is certain but for which there is uncertainty about the timing of such deductibility.  The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.  During the year ended December 31, 2012, the Company recognized no interest or penalties.  The Company had no accruals for interest and penalties at December 31, 2012 or 2011.  Open years subject to investigation of the Company’s federal income tax returns extend from 2008 to 2012.

12    SUBSIDIARY PURCHASE

On April 24, 2012, the Company established a subsidiary, PMFR, Inc. (“PMFR”). The subsidiary then purchased assets from Precision Metal Fab Racing, a sole proprietor for $640,000 in cash. The Company made the acquisition to expand into other high performance and custom equipment within the motorcycle industry. The acquisition met the definition of the purchase of a business and as such the purchase allocation of the acquisition was recorded as follows

Fixed assets (estimated life of 5 years)	$300,000
Intangible (customer list) (estimated useful life of 5 years)	85,000
Inventory	215,000
Total purchases	$600,000

Finder’s fee	40,000
Total purchase price	$640,000

As part of the purchase price allocation, separately identifiable assets acquired consisted of customer lists. The Company utilized ASC 350-30-35, Generally Intangibles Other than Goodwill, to determine the expected useful life of these assets, which was estimated at 5 years. The values of the purchase allocation were the estimated fair value of the assets as the time of the purchase.

Viper Powersports Inc.

Notes to Consolidated Financial Statements

12     SUBSIDIARY PURCHASE (cont.)

VIPER POWERSPORTS INC

UNAUDITED PRO FORMA STATEMENT OF OPERATIONS

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2011

	Viper Powersports Inc	Precision Metal Fab Racing	Pro Forma Adjustments		Viper Powersports Inc. Pro forma
	(Historical)	(Historical)

Revenue	$165,209	$667,098	$0		$832,307
Cost of Revenue	165,538	569,580	0		735,118
Gross Profit	(329)	97,518	0		97,189
Operating Expense:	(3,281,703)	(72,030)	(40,000)		(3,393,733)
Income (Loss) from Operations	(3,282,032)	25,488	(40,000)		(3,296,544)

Other Income (Expense):
Total other income (expense)	(550,828)	0	0		(550,828)

Net Income (Loss)	(3,832,860)	25,488	(40,000)	B	(3,847,372)
Deemed dividend of preferred stock	(338,508)	0	0		(338,508)
Net Income (Loss) attributed to common sharesholders	$(4,171,368)	$25,488	$(40,000)		$(4,185,880)

Viper Powersports Inc.

Notes to Consolidated Financial Statements

12     SUBSIDIARY PURCHASE (cont.)

UNAUDITED PRO FORMA STATEMENT OF OPERATIONS

FOR THE TWELVE MONTHS ENDED December 31, 2012

	Viper Powersports Inc	Precision Metal Fab Racing	Pro Forma Adjustments	Viper Powersports Inc. Pro forma
	(Historical)	(Historical)

Revenue	$611,797	$195,978	$0	$807,775
Cost of Revenue	660,165	138,650	0	798,815
Gross Profit	(48,368)	57,328	0	8,960
Operating Expense:	(3,424,433)	(14,613)	(40,000)	(3,479,046)
Income (Loss) from Operations	(3,472,801)	42,715	(40,000)	(3,470,086)
Other Income (Expense):	(2,635,352)	0	0	(2,635,352)
Total other income (expense)	(2,635,352)	0	0	(2,635,352)
Net Income (Loss) attributed to common sharesholders	$(6,108,153)	$42,715	$(40,000)	$(6,105,438)

Viper Powersports Inc.

Notes to Consolidated Financial Statements

13.   SUBSEQUENT EVENTS

On February 13, 2013, Precious Capital LLC issued a default notice related to Loan Agreement. The notice stated that a Balancing Default to the Agreement exists and provided for 10 business days to cure the issue before an Event of Default will occur.

On March 5, 2013, the Company announced that since receiving this default notice, the Company and Precious Capital LLC have agreed on the following, which has been approved by the Board of Directors of Viper Powersports Inc.:

*	The Company shall convey to Precious Capital LLC, subject to a purchase and sale agreement now being prepared, all of its ownership interest in its Viper subsidiary;
*	Precious Capital LLC shall apply a discount of $2,900,000 to the face value of the loan instrument prior to the transfer,
*	Precious Capital LLC shall indefeasibly release the Company from any and all of the Company’s liabilities and obligations under or in connection with the Loan, including release of the Company’s guarantee of the Loan;
*	Precious Capital LLC shall return to the Company all shares or other ownership interests in the Company conveyed to Precious Capital LLC in connection with the Loan;
*	Precious Capital LLC shall release any security interest it may have in any shares or other ownership interests in the Company that it may have in connection with the Loan;
*	Precious Capital LLC and Viper Powersports Inc. shall release each other from all obligations and liabilities in connection with the Loan;
*	Precious Capital LLC shall pay certain expenses for the Company to be agreed between Precious Capital LLC and Viper Powersports Inc.

As a result, the Company has become a development stage, at the date of these agreements. The carrying amounts of the assets and liabilities transferred may not fully represent realizable or settlement values.

Viper Powersports Inc.

Notes to Consolidated Financial Statements

13. SUBSEQUENT EVENTS (cont.)

The assets, liabilities and stockholder equity (deficit) as on December 31, 2012 were as follows (Unaudited):

Pro-Forma Combined Statement of Assets, Liabilities and Stockholders’ Deficit December 31, 2013
	Consolidated	Transferred Assets	Remaining Assets
ASSETS
Current assets
Cash	94,686	94,067	619
Accounts receivable	29,493	29,493	0
Inventory and supplies	1,010,141	910,141	100,000
Prepaid expenses and other assets	1,324,824	1,324,824	0
Total current assets	2,459,144	2,358,525	100,619

Fixed assets:
Office and computer equipment	96,733	96,733	0
Manufacturing and development equipment	545,235	545,235	0
Vehicles	278,507	278,507	0
Leasehold improvements	63,363	63,363	0
Subtotal	983,838	983,838	0
Accumulated depreciation	(311,682)	(311,682)	0
Total fixed assets	672,156	672,156	0

Other assets:
Rental deposit and other	14,200	14,200	0
Deferred financing cost *	2,035,767	2,035,767	0
Intangibles	362,904	362,904	0
Total other assets	2,412,871	2,412,871	0

Total assets	5,544,171	5,443,552	100,619

LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)
Current liabilities
Accounts payable	174,144	129,719	44,425
Accrued liabilities	158,208	154,312	3,896
Notes payable, less discount of $114,611	5,735,141	5,721,252	13,889
Notes payable – related party	212,000	60,000	152,000
Total current liabilities	6,279,493	6,065,283	214,210

Long-term liabilities
Note payable	0	0	0
Total long-term liabilities	0	0	0

Total liabilities	6,279,493	6,065,283	214,210

Stockholders' deficit
Common stock	52,183	0	52,183
Additional paid in capital	46,084,232	0	46,084,232
Accumulated deficit*	(46,871,737)	(621,731)	(46,250,006)

Total stockholders' deficit	(735,322)	(621,731)	(113,591)

Total liabilities and stockholders' deficit	5,544,171	5,443,552	100,619

*	The pro forma is intended to reflect the Company going forward. Debt issuance costs have been adjusted to zero to reflect the result of the settlement.

On February 21, 2013 The Industrial Development Board of the City of Auburn declared a default on the Promissory Note between Viper Motorcycle Company and the Board dated July 27, 2011. The Board has demanded the removal of the equipment collateral assigned to the Note. The Note became due and payable on May 17, 2013 and was paid off on June 24, 2013.

INDEX TO EXHIBITS

Form 10-K for Viper Powersports Inc.

Fiscal Year Ended December 31, 2012

Exhibit Number	Description

2 +	Agreement and Plan of Business Combination
3.1+	Articles of Incorporation
3.2+	Bylaws
4 +	Rights of Series A Preferred Shareholders
10.1 +	Asset Purchase Agreement
10.2 +	Dealer Agreement
10.1	Loan and Security Agreement dated April 24, 2012
10.3 +	Financing Floor Plan Vendor Agreement
10.7 #	Palmlund Secured Inventory Financing Agreement
10.9 #	V-Twin Engine Component Purchase Order With MCD
10.10 #	Placement Agent Agreement With Bathgate Capital Partners LLC
10.13 ^	Amendment to Secured Inventory Financing Agreement
21 +	Subsidiaries of Registrant
31.1 *	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 *	Certification of Principal Executive Officer and Principal Financial Officer Under Section 906 of the Sarbanes-Oxley
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	Definition Linkbase Document
101.LAB	Label Linkbase Document
101.PRE	Presentation Linkbase Document

+   Filed previously with Form 10-SB which was filed on November 22, 2005.

#   Filed previously with Amendment #1 to Form 10-SB which was filed on January 19, 2006.

^   Filed previously with Form 10KSB which was filed on March 31, 2006

*   Filed with this Annual Report for fiscal year ended December 31, 2012

24