Form 10-K/A
period 2012-12-31
VIPER POWERSPORTS INC
filed 2013-12-12
CIK 1337213

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at June 30, 2012: $12,002,007

Number of shares outstanding of registrant’s common stock outstanding at December 6, 2013: 52,182,639 shares

Explanatory Note

The purpose of this Amendment No. 1 to the Annual Report on Form 10-K of Viper Powersports Inc for the period ended December 31, 2012, originally filed with the Securities and Exchange Commission (the SEC) on December 11,, 2013 (the Form 10-K), is to correct a consolidation error in the 2011 selling, general and administration amount from $3,136,316 to $3,212,118.

VIPER POWERSPORTS INC.

Form 10-K/A

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

Item 15.   Exhibits.

See the “Exhibit Index” following the financial statements of this Form 10-K/A for a listing and description of the documents that are incorporated by reference or filed as exhibits to this Annual Report.

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

/s/ Child, Van Wagoner & Bradshaw, PLLC

Child, Van Wagoner & Bradshaw, PLLC

Salt Lake City, Utah

April 16, 2012

F-2a

Viper Powersports Inc.

Consolidated Balance Sheets

	December 31, 2012	December 31, 2011
ASSETS
Current assets
Cash	$94,686	$27,896
Accounts receivable	29,493	8,803
Inventory and supplies	1,010,141	523,174
Prepaid expenses and other assets	1,324,824	101,602
Total current assets	2,459,144	661,475

Fixed assets:
Office and computer equipment	96,733	96,733
Manufacturing and development equipment	545,235	242,835
Vehicles	278,507	248,937
Leasehold improvements	63,363	63,363
Subtotal	983,838	651,868
Accumulated depreciation	(311,682)	(140,715)
Total fixed assets	672,156	511,153

Other assets:
Rental deposit and other	14,200	13,400
Deferred financing cost	2,035,767	0
Intangibles	362,904	0
Total other assets	2,412,871	13,400

Total assets	$5,544,171	$1,186,028

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$174,144	$222,319
Accrued liabilities	158,208	205,091
Notes payable, less discount of $114,611	5,735,141	233,621
Notes payable – related party	212,000	175,111
Current portion of long-term liabilities	0	100,000
Total current liabilities	6,279,493	936,142

Long-term liabilities
Note payable	0	170,000
Total long-term liabilities	0	170,000

Total liabilities	6,279,493	1,106,142

Stockholders' equity (deficit)
Preferred stock; $0.001 par value; 20,000,000 shares authorized, 0 and 1,386,469 issued and outstanding, respectively	0	1,386
Common stock; $0.001 par value; 100,000,000 shares authorized, 52,182,637 and 28,692,252 issued and outstanding, respectively	52,183	28,692
Additional paid-in capital	46,084,232	40,812,394
Accumulated deficit	(46,871,737)	(40,762,586)

Total stockholders' equity (deficit)	(735,322)	79,886

Total liabilities and stockholders' equity (deficit)	$5,544,171	$1,186,028

See notes to consolidated financial statements.

Viper Powersports Inc.

Consolidated Statements of Operations

	Year Ended December 31, 2012	Year Ended December 31, 2011

Revenues (net of returns)	$611,797	$165,209
Cost of revenues	660,165	165,538
Gross profit	(48,368)	(329)

Operating expenses
Research and development costs	331,936	69,585
Selling, general and administrative	3,093,497	3,212,118

Total operating expenses	3,425,433	3,281,703

Loss from operations	(3,473,801)	(3,282,032)

Other income (expense)
Interest expense	(1,222,772)	(59,444)
Accretion of debt discount	(474,977)	(83,304)
Beneficial conversion features	0	(227,419)
Financing cost relating to debt discount	(747,886)	(183,566)
Inventory impairment	(189,724)	0
Other income	9	2,905

Total other income (expense)	(2,635,350)	(550,828)

Deemed dividend of preferred stock	0	(338,508)
Net loss attributed to common shareholders	$(6,109,151)	$(4,171,368)

Loss per common share – basic and diluted	$(0.12)	$(0.19)

Weighted average common shares outstanding – - basic and diluted	51,799,305	20,493,779

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

Form 10-K/A for Viper Powersports Inc.

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